Form 10-Q
period 2004-09-30
SNB Bancshares Inc
filed 2004-11-15
CIK 1293314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934 for
The Quarterly Period Ended September 30, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934
For the Transition Period from ______ to ______

Commission File Number: 000-50904

SNB BANCSHARES, INC.
(Exact name of registrant as specified in charter)

TEXAS	76-0472829
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
14060 Southwest Freeway
Sugar Land, Texas 77478
(Address of Principal executive office)

(281) 269-7200
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common and Class B Stock Outstanding: 12,431,853 as of November 1, 2004

SNB Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2004	2003
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$15,871	$27,928
Federal funds sold	1,735	3,195
Available for sale securities, at fair value (amortized cost of $497,217 and $415,269 at September 30, 2004
and December 31, 2003, respectively)	492,370	412,620
Held to maturity securities, at amortized cost (fair value of $11,319 at September 30, 2004)	11,214	-
Loans	553,185	424,479
Less allowance for loan losses	(7,473)	(5,650)
Net Loans	545,712	418,829

Premises and equipment - Net	13,837	12,691
Accrued interest receivable	4,905	3,500
Other assets	8,892	5,078
TOTAL	$1,094,536	$883,841

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$103,007	$101,749
Interest-bearing	712,190	632,222
Total Deposits	815,197	733,971
Other borrowings	151,500	77,800
Accrued interest payable	2,250	2,089
Junior subordinated debentures	38,250	38,250
Other liabilities	1,286	964
Total liabilities	1,008,483	853,074
SHAREHOLDERS' EQUITY

Preferred stock, $0.01 par value - 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value - 50,000,000 shares authorized, 9,750,312 and 3,735,523 shares issued
and oustanding at September 30, 2004 and December 31, 2003, respectively	97	37
Class B stock, $0.01 par value - 3,216,781 shares authorized, 2,680,041 and 3,258,466 shares issued
and outstanding at September 30, 2004 and December 31, 2003, respectively	27	33
Capital surplus	66,162	13,974
Accumulated other comprehensive income (loss) - net unrealized gain (loss) on available-for-sale
securities - net of taxes	(3,198)	(1,748)
Retained earnings	22,965	18,471
Total shareholders' equity	86,053	30,767
TOTAL	$1,094,536	$883,841

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

INTEREST INCOME:
Loans-including fees	$8,031	$6,224	$21,617	$17,829
Securities:
Taxable	4,184	2,338	11,535	5,927
Nontaxable	50	24	91	74
Federal funds sold and earning deposits	14	3	135	31
Total interest income	12,279	8,589	33,378	23,861

INTEREST EXPENSE:
Demand deposits	1,215	606	3,190	2,038
Certificates and other time deposits	2,179	1,788	6,708	4,594
Other borrowings	1,319	742	2,812	1,779
Total interest expense	4,713	3,136	12,710	8,411

NET INTEREST INCOME	7,566	5,453	20,668	15,450
PROVISION FOR LOAN LOSSES	625	660	2,275	2,101

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,941	4,793	18,393	13,349

NONINTEREST INCOME:
Service charges on deposit accounts	193	210	623	674
Gain on sale of securities	27	0	27	0
Loss on sale of securities	170	(1)	673	880
Gain (loss) on sale of securities-net	197	(1)	700	880
Other	153	147	453	423
Total noninterest income	543	356	1,776	1,977

NONINTEREST EXPENSE:
Salaries and employee benefits	2,944	2,347	8,386	6,839
Net occupancy expense	483	407	1,350	1,215
Data processing	284	284	841	871
Legal and professional fees	158	139	448	419
FDIC deposit insurance premium	31	20	84	61
Other	831	648	2,253	1,954
Total noninterest expense	4,731	3,845	13,362	11,359

EARNINGS BEFORE INCOME TAXES	2,753	1,304	6,807	3,967
PROVISION FOR INCOME TAXES	935	443	2,313	1,349
NET EARNINGS	$1,818	$861	$4,494	$2,618

EARNINGS PER SHARE:
Basic	$0.20	$0.12	$0.58	$0.37
Diluted	0.19	0.12	0.57	0.37

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Class B Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	(In thousands, except per share data)

BALANCE -- December 31, 2002	$37	$33	$13,974	$1,331	$15,054	$30,429

Change in unrealized gain (loss) on available-for-sale securities--net				(2,499)		(2,499)

Less reclassification adjustment for gains included in net earnings--
net of tax				(580)		(580)

Net Earnings					3,417	3,417

Total comprehensive income						338

Conversion of 47,645 shares of Class B stock into 47,645 shares
of common stock	-	-				-

BALANCE -- December 31, 2003	$37	$33	$13,974	$(1,748)	$18,471	$30,767

Change in unrealized gain (loss) on available-for-sale securities--net				(988)		(988)

Less reclassification adjustment for gains included in net earnings--
net of tax				(462)		(462)

Net Earnings					4,494	4,494

Total comprehensive income						3,044

Conversion of 578,480 shares of Class B stock into 578,480
shares of common stock	6	(6)				-

Issuance of 5,436,364 shares of common stock	54		52,188			52,242

BALANCE -- September 30, 2004	$97	$27	$66,162	$(3,198)	$22,965	$86,053

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$4,494	$2,618
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	949	1,074
Provision for loan losses	2,275	2,101
Net amortization and accretion of premiums and discounts on investment securities	670	1,360
Gain on sales of securities	(700)	(886)
Increase in accrued interest receivable	(1,405)	(1,405)
Decrease (Increase) in other assets	25	(1,676)
Increase in accrued interest payable	161	220
Increase (Decrease) in other liabilities	322	(603)
Net cash provided by operating activities	6,791	2,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(11,214)	-
Purchases of available-for-sale securities	(293,844)	(519,320)
Sales of available-for-sale securities	180,250	271,381
Maturities, calls and principal repayments of available-for-sale securities	31,676	51,278
Net increase in loans	(132,122)	(66,155)
Net change in federal funds sold	1,460	44
Purchase of bank premises and equipment	(2,222)	(2,965)
Net cash used in investing activities	(226,016)	(265,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	81,226	148,049
Net increase in other borrowings	73,700	68,402
Issuance of junior subordinated debt	-	30,930
Proceeds from sale of common stock	52,242	-
Net cash provided by financing activities	207,168	247,381
DECREASE IN CASH AND CASH EQUIVALENTS	(12,057)	(15,553)
CASH AND EQUIVALENTS -- Beginning of year	27,928	44,190
CASH AND EQUIVALENTS -- End of period	$15,871	$28,637

SUPPLEMENTAL DISCLOSURES:
Interest paid	$13,201	$11,139
Income taxes paid	2,976	2,399
Other real estate owned acquired through foreclosure	2,964	736

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of SNB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, SNB Corporation (collectively the "Company"). SNB Corporation’s wholly-owned subsidiaries are Southern National Bank of Texas (the "Bank") and Commerce Green Realty. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. These financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Stock Based Compensation
The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles and has been determined as if the Company accounted for its employee stock option plan under the fair value method. No stock-based compensation expense is reflected in net income, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

If compensation cost for the Company’s stock-based compensation plan had been determined on the fair value method at the grant dates for awards, there would have been no material impact on the Company’s reported net income or earnings per share. Pro forma information regarding net income and earnings per share is required under accounting principles and has been determined as if the Company accounted for its employee stock option plan under the fair value method. The fair value of options was estimated using the Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net earning-as reported	$1,818	$861	$4,494	$2,618
Less total stock-based employee compensation expense determined under
the fair value based method - net of related tax effects	43	15	73	45
	$1,775	$846	$4,421	$2,573
Earnings per share:
Basic:
As reported	$0.20	$0.12	$0.58	$0.37
Pro forma	$0.19	$0.12	$0.57	$0.37

Diluted:
As reported	$0.19	$0.12	$0.57	$0.37
Pro forma	$0.19	$0.12	$0.57	$0.37

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

Recent Accounting Standards
In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Entities (FIN 46), to address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet. In addition to numerous FASB Staff Positions written to clarify and improve the application of FIN 46, the FASB recently announced a deferral for certain entities, and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R).

FIN 46 establishes consolidation criteria for entities for which "control" is not easily discernable under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interest. FIN 46 defines the term "variable interest entity" (VIE) and is based on the premise that if a business enterprise absorbs a majority of the VIE’s expected losses and/or receives a majority of its expected residual returns (measures of risk and reward), that enterprise (the primary beneficiary) has a controlling financial interest in the VIE. The assets, liabilities, and results of the activities of the VIE should be included in the consolidated financial statements of the primary beneficiary.

On January 1, 2004, the Company adopted FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheet and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Adoption of FIN 46R did not affect previously reported amounts for net income and shareholders’ equity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Many instruments affected by this standard were previously classified as equity. The Company adopted SFAS 150 on January 1, 2004 and its adoption had no effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached consensus on Issue 03-01 (EITF 03-01), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue's guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue's guidance is pending the issuance of a final FASB Staff Position ("FSP") relating to the draft FSP EITF Issue 03-01-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments," which the Board may issue as early as November. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company's financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment's value to its original cost.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

Earnings per Share
Earnings per share are presented under two formats: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to holders of common stock and Class B stock by the weighted average number of common and Class B shares outstanding for the reporting period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding adjusted for the incremental shares issuable upon exercise of outstanding stock options. The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Basic and diluted earnings per share were computed as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings	$1,818	$861	$4,494	$2,618

Basic:
Weighted average shares outstanding	9,137	6,994	7,713	6,994
Basic earnings per share	$0.20	$0.12	$0.58	$0.37

Diluted:
Weighted average shares outstanding	9,137	6,994	7,713	6,994
Potentially dilutive common shares from options	210	253	215	169
Weighted average shares and potentially dilutive common shares outstanding	9,347	7,247	7,928	7,163

Diluted earnings per share	$0.19	$0.12	$0.57	$0.37

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

(2) Securities

The amortized cost and fair value of investment securities at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	As of September 30, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government securities	$286,969	$47	$(2,762)	$284,254
Mortgage-backed securities	106,600	291	(1,384)	105,507
Collateralized mortgage obligations	83,028	16	(1,137)	81,907
Obligations of state and political subdivisions	2,158	41	(10)	2,189
Other securities	18,462	83	(32)	18,513
Total	$497,217	$478	$(5,325)	$492,370

Held-to-maturity:
Collateralized mortgage obligations	$5,424	$-	$(13)	$5,411
Obligations of state and political subdivisions	5,790	118	-	5,908
Total	$11,214	$118	$(13)	$11,319

	As of December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government securities	$245,977	$374	$(2,376)	$243,975
Mortgage-backed securities	71,419	639	(277)	71,781
Collateralized mortgage obligations	83,308	151	(970)	82,489
Obligations of state and political subdivisions	2,525	60	(269)	2,316
Other securities	12,040	19	-	12,059
Total	$415,269	$1,243	$(3,892)	$412,620
Included in Other securities above is the Company’s investment in Federal Reserve Bank and Federal Home Loan Bank stock of $12.7 million and $7.8 million at September 30, 2004 and December 30, 2003, respectively. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the respective redemption provisions of the Federal Reserve Bank and the Federal Home Loan Bank.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

Declines in the fair value of individual securities below their cost that are other than temporary would result in write-downs, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the securities, none of the unrealized loss on securities is considered other-than-temporary at September 30, 2004. An analysis of gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004 is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available-for-Sale:
U.S. Government securities	$181,403	$(1,571)	$62,809	$(1,191)	$244,212	$(2,762)
Mortgage-backed securities	81,835	(1,218)	10,646	(166)	92,481	(1,384)
Collateralized mortgage obligations	51,801	(557)	19,794	(580)	71,595	(1,137)
Obligations of state and political subdivisions	1,384	(10)	-	-	1,384	(10)
Other securities	1,537	(7)	1,560	(25)	3,097	(32)
Total	$317,960	$(3,363)	$94,809	$(1,962)	$412,769	$(5,325)

Held-to-maturity:
Collateralized mortgage obligations	$5,411	$(13)	$-	$-	$5,411	$(13)
Obligations of state and political subdivisions	-	-	-	-	-	-
Total	$5,411	$(13)	$-	$-	$5,411	$(13)

Investment securities with amortized costs of $287.6 million and $114.5 million and fair values of $284.0 million and $113.4 million at September 30, 2004 and December 31, 2003, respectively, were pledged to collateralize public deposits and Federal Home Loan Bank advances and for other purposes required or permitted by law.

(3) Shareholders’ Equity

Common Stock - In the third quarter of 2004 the Company completed an initial public offering of its common stock (par value $0.01 per share), in which it sold 5,436,364 shares at $10.50 per share. Net proceeds, after deducting underwriting commissions of $4.0 million and offering expenses of $842 thousand, in the amount of $52.2 million were credited to shareholders’ equity.

Stock Options - In March 2002, the shareholders of the Company approved a Stock Option Plan which provides for the grant of stock options as incentives and rewards for employees and directors of the Company. The shareholders of the Company approved an amendment to the Stock Option Plan on June 7, 2004 to increase the maximum number of shares issuable under the Stock Option Plan from 500,000 to 1,300,000 shares. The exercise price of the outstanding options is the fair market value of the shares of common stock at the date of grant and the outstanding options vest ratably over a 5-year period. The Stock Option Plan expires November 21, 2012. At September 30, 2004 and December 31, 2003, options to purchase 1,284,000 and 340,500 shares of the Company’s common stock, respectively, were outstanding.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

A summary of changes in outstanding options is as follows:

	Nine months ended September 30, 2004		Year Ended December 31, 2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	340,500	$5.00	363,000	$5.00
Granted- employees	910,500	10.82	-	-
Granted - directors	35,000	10.82	-	-
Exercised	-	-	-	-
Forfeited	(2,000)	5.00	(22,500)	5.00
Outstanding at end of period	1,284,000	9.29	340,500	5.00
Exercisable at end of period	67,700	5.00	68,100	5.00

Weighted average fair value of options granted during period		$4.57		-

Remaining authorized shares under approved plan at end of period	16,000		159,500

The fair value of options at date of grant was estimated using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected life (years)	7	-	7
Risk free interest rate	4.23%	-	4.19%
Volatility	31.00%	-	31.00%
Dividend yield	0.00%	-	0.00%

(4) Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines based on the assets, liabilities and certain off-balance-sheet items as calculated under the regulatory accounting practices. The Bank’s capital amounts and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. As of September 30, 2004, the most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2004
(Unaudited)

The following is a summary of the Company’s and the Bank’s capital ratios at September 30, 2004 and December 31, 2003 (dollars in thousands):

					To Be Categorized
					As Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED*:
As of September 30, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$133,801	20.56%	$52,063	8.00%
Tier I Capital (to Risk-Weighted Assets)	118,972	18.28	26,033	4.00
Tier I Capital (to Total Assets)	118,972	10.83	43,942	4.00
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$74,244	15.35%	$39,214	8.00%
Tier I Capital (to Risk-Weighted Assets)	43,329	8.84	19,607	4.00
Tier I Capital (to Total Assets)	43,329	5.09	34,027	4.00
BANK:
As of September 30, 2004 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$116,370	17.92%	$51,951	8.00%	$64,939	10.00%
Tier I Capital (to Risk-Weighted Assets)	108,897	16.77	25,974	4.00	38,961	6.00
Tier I Capital (to Total Assets)	108,897	9.92	43,910	4.00	54,888	5.00
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$75,227	15.39%	$39,095	8.00%	$48,868	10.00%
Tier I Capital (to Risk-Weighted Assets)	69,577	14.24	19,547	4.00	29,321	6.00
Tier I Capital (to Total Assets)	69,577	8.19	33,966	4.00	47,457	5.00

* At September 30, 2004 and December 31, 2003, Tier I Capital ( for Purposes of determining the Tier I Capital to Total Assets ratio and the Tier I Capital to Risk-Weighted
Assets ratio) includes a portion of the Company's Trust Preferred Securities as allowed by regulatory capital guidelines. Trust Preferred Securities amounts not included in Tier I Capital are included in Tier II Capital for purposes of determining the Total Capital to Risk-Weighted Assets ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When the Company uses any of the words "believe," "expect", "anticipate", "estimate", "continue", "intend", "may", "will", "should", or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

•	the effects of future economic and business conditions on the Company and its customers;

•	changes in governmental legislation and regulations or their interpretations thereof, including changes in tax requirements and tax rates;

•	the risks of changes in interest rates which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	competition from other banks and financial institutions for customer deposits and loans;

•	the failure of assumptions underlying the establishment of reserves for loan losses;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	the effect of changes in accounting policies and practices which may be adopted by regulatory agencies and/or the Financial Accounting Standards Board;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive technological changes;

•	acquisition and integration of acquired businesses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	acts of terrorism, hostilities or other international or domestic calamities; and

•	other risks and uncertainties listed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

Overview

Net earnings for the three months ended September 31, 2004 were $1.8 million or $0.19 per diluted common and Class B share, an increase of $957 thousand or 111.1% compared with $861 thousand or $0.12 per diluted share for the same period in 2003. Net earnings for the nine months ended September 30, 2004 were $4.5 million or $0.57 per diluted share, an increase of $1.9 million or 71.7% compared with $2.6 million or $0.37 per diluted share for the same period in 2004. As of September 30, 2004 the Company had total assets of $1.1 billion, total loans of $553.2 million, total deposits of $815.2 million and total shareholders’ equity of $86.1 million.

Recent Developments

On October 12, 2004, the Company opened its fourth full service location in Katy, Texas at 5733 Second Street. This location, in the area known as Old Town Katy, serves as the Company’s entry-point into the Katy market. Additionally, the Company has purchased land in Katy, on Highway 99 at Cinco Ranch Boulevard, with the intention of opening a second branch location which will serve as the community headquarters for the Katy market. Construction is scheduled to begin in 2005 and the Company currently anticipate opening in the first quarter of 2006.

Critical Accounting Policies

The Company's accounting policies are integral to understanding the results reported. The Company's accounting policies are described in Note 1 to the consolidated financial statements included in the Company's prospectus dated August 17, 2004. The policies related to the allowance for loan losses require a significant amount of subjective and complex judgment and assumptions by the Company's management. Because of the nature of judgments and assumptions made by our management, actual results could differ from these judgments and assumptions, which could have a material impact on the Company's financial condition and results of operations.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

General
Net earnings for the third quarter of 2004 were $1.8 million compared with $861 thousand for the same quarter in 2003, an increase of $957 thousand or 111.1%. The $957 thousand increase in net earnings was primarily due to the following: a $2.1 million increase in net interest income, partially offset by an $886 thousand increase in noninterest expense and a $492 thousand increase in the provision for Federal income taxes.

Diluted earnings per share for the third quarter of 2004 were $0.19 per share compared with $0.12 per share for the third quarter of 2003. Basic earnings per share for the third quarter of 2004 were $0.20 compared with $0.12 for the same period in 2003. Earnings per share did not increase to the same extent as net earnings due to the issuance of 5,436,364 shares of common stock in the Company’s initial public offering in August and September 2004. Returns on average assets and average equity for the three months ended September 30, 2004 were 0.66% and 14.20%, respectively.

Net Interest Income
When comparing the third quarter of 2004 to the same quarter in 2003, net interest income increased $2.1 million, primarily due to an increase of $3.7 million in interest income, partially offset by a $1.6 million increase in interest expense. The net interest margin decreased 5 basis points to 2.85% for the quarter ended September 30, 2004 compared with 2.90% for the same period in 2003. Interest income from loans increased by $1.8 million, or 29.0%, to $8.0 million for the quarter ended September 30, 2004, compared with $6.2 million for the same period in 2003. This increase was primarily the result of the combined effect of an increase in loan volume, with loans averaging $533.6 million in this quarter compared with $394.7 million in the third quarter of 2003, an increase of $138.9 million, or 35.2% and a decrease in the average yield on loans for the quarter to 5.89% compared with 6.17% for the same period of 2003.

Interest income from investment securities increased by $1.9 million, or 79.3%, to $4.2 million for the quarter ended September 30, 2004 compared with $2.4 million for the same period in 2003. This increase was due to increases in both yields and securities principal balances, with investment securities averaging $517.0 million in the third quarter of 2004 compared with $351.0 million in the third quarter of 2003, an increase of $166.0 million or 47.3%. The average yield on investment securities increased to 3.20% from 2.63% for the same period in 2003.

The average balance of interest-bearing liabilities increased $261.0 million or 39.4% from the quarter ended September 30, 2003 compared with the same period in 2004, while the average rate paid increased 0.15%, to 2.03% for the quarter ended September 30, 2004, from 1.88% for the same period in 2003. The increase in average liabilities was due primarily to deposit growth of $164.1 million or 31.5%, an increase in borrowings of $87.3 million or 78.1% and an increase of $9.6 million in junior subordinated debentures. The average balance of interest-earning assets increased $307.3 million from the quarter ended September 30, 2003 compared with the same period in 2004, while the average yield increased 0.05% to 4.55% from 4.50%.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin for the same periods. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$533,607	$8,031	5.89%	$394,725	$6,224	6.17%
Securities	517,041	4,234	3.20	351,008	2,362	2.63
Federal funds sold	816	3	1.33	727	1	0.40
Interest-earning deposits in other financial institutions	2,985	11	1.45	739	2	1.14
Total interest-earning assets	1,054,449	12,279	4.55%	747,199	8,589	4.50%
Less allowance for loan losses	(7,258)			(4,962)
Total interest-earning assets, net of allowance	1,047,191			742,237
Non-earning assets:
Cash and due from banks	13,116			26,928
Premises and equipment	13,061			12,537
Accrued interest receivable and other assets	15,542			8,324
Total noninterest-earning assets	41,719			47,789
Total assets	$1,088,910			$790,026

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$334,347	$1,215	1.45%	$231,421	$606	1.04%
Time deposits	351,116	2,179	2.47	289,938	1,788	2.45
Other borrowed funds	199,093	753	1.51	111,806	327	1.16
Junior subordinated debentures	38,250	566	5.79	28,612	415	5.67
Total interest-bearing liabilities	922,806	4,713	2.03%	661,777	3,136	1.88%
Noninterest-bearing liabilities:
Demand deposits	111,968			94,880
Accrued interest payable and other liabilities	3,536			3,552
Total noninterest-bearing liabilities	115,504			98,432
Total liabilities	1,038,310			760,209
Shareholders' equity	50,600			29,817
Total liabilities and shareholders' equity	$1,088,910			$790,026
Net interest income		$7,566			$5,453
Net interest spread			2.52%			2.62%
Net interest margin			2.85%			2.90%

(1) Annualized

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major category of interest-earning assets and interest-bearing liabilities, which distinguishes between the changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rates (changes in rates multiplied by new volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate (dollars in thousands).

	For the Three Months Ended September 30, 2004 Compared with the Same Period in 2003
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,154	$(347)	$1,807
Securities	781	1,091	1,872
Federal funds sold	-	2	2
Interest-bearing deposits in other financial institutions	6	3	9
Total increase in interest income	2,941	749	3,690

Interest-bearing liabilities:
NOW, savings and money market accounts	3	606	609
Time deposits	376	15	391
Other borrowed funds	254	172	426
Junior subordinated debentures	137	14	151
Total increase in interest expense	770	807	1,577

Increase (decrease) in net interest income	$2,171	$(58)	$2,113
Provision for Loan Losses
During the quarter ended September 30, 2004, the Company recorded a provision for loan losses of $625 thousand compared with $660 thousand for the same period in 2003. The provision recorded in the third quarter of 2004 is less than the amount recorded in the third quarter of 2003 based upon the current level of unallocated reserves and the decrease in nonperforming loans. At September 30, 2004, the allowance for loan losses as a percentage of total loans was 1.35% compared with 1.33% at December 31, 2003. At September 30, 2004, The Company had nonperforming loans totaling $4.2 million, a decrease of $332 thousand, or 7.37% compared with $4.5 million at December 31, 2003. Nonperforming loans are those loans on non-accrual status as well as those loans greater than ninety days delinquent and still accruing interest. At September 30, 2004, nonperforming assets (which include nonperforming loans, real estate owned and repossessed assets) were $6.4 million and the ratio of nonperforming assets to total assets was 1.15%, compared to 1.07% at December 31, 2003. At September 30, 2004, the allowance for loan losses as a percentage of nonperforming loans was 178.82% compared to 125.25% at December 31, 2003.

Noninterest Income
Noninterest income for the third quarter of 2004 was $543 thousand, an increase of $187 thousand compared with the third quarter of 2004 to the same period in 2003. This increase was comprised primarily of a $198 thousand increase in the gain on sale of securities.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the third quarter of 2004 was $4.7 million compared with $3.8 million for the third quarter of 2003, an increase of $886 thousand, or 23.0%. This $886 thousand increase was comprised primarily of an increase of $597 thousand in salaries and employee benefits and an increase of $183 thousand in other noninterest expense. The provision for Federal income taxes increased $492 thousand due to the increased amount of taxable income, with the effective tax rate being approximately 34% for both the quarter ended September 30, 2004 and the same period in 2003.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

General
Net earnings for the nine months ended September 30, 2004 were $4.5 million, an increase of $1.9 million or 71.7%, compared with $2.6 million for the same period in 2003. Diluted earnings per share for the nine months ended September 30, 2004 were $0.57, compared with $0.37 per share for the same period in 2003. Basic earnings per share for the nine months ended September 30, 2004 were $0.58, compared with $0.37 for the same period in 2003. The weighted average shares outstanding used in the basic earnings per share computations were 7,713,432 and 6,993,989 for the nine months ended September 30, 2004 and 2003, respectively.

The $1.9 million increase in net earnings for the nine months ended September 30, 2004 compared with the same period in 2003 was primarily due to the following: a $5.2 million increase in net interest income, offset by a $2.0 million increase in noninterest expense, a $964 thousand increase in the provision for Federal income taxes, a $180 thousand decrease in the net gain on sales of securities and a $174 thousand increase in the provision for loan losses.

Net Interest Income
For the nine months ended September 30, 2004, net interest income increased $5.2 million to $20.7 million compared with $15.5 million for the same period in 2003. This 33.8% increase is due to a $9.5 million increase in interest income offset by a $4.3 million increase in interest expense. Net interest margin decreased 0.37% to 2.81% for the nine months ended September 30, 2004 from 3.18% for the same period in 2003.

Interest income from loans increased by $3.8 million, or 21.2%, to $21.6 million for the nine months ended September 30, 2004, compared with $17.8 million for the same period in 2003. This increase was the result of increases in loan volumes which more than offset decreases in interest rates. Loans averaged $485.5 million for the nine months ended September 30, 2004 versus $372.7 million in the same period in 2003, with an increase of $112.9 million, or 30.3%. The average yield on loans for the nine months ended September 30, 2004 was 5.85% compared with 6.31% for the same period in 2003.

Interest income from investment securities increased by $5.6 million, or 93.7% to $11.6 million for the nine months ended September 30, 2004, compared with $6.0 million for the same quarter in 2003. The majority of this increase was due to increases in volumes of securities, with investment securities averaging $478.1 million for the nine months ended September 30, 2004 compared with $273.4 million for the same period in 2003, an increase of $204.7 million or 74.8%. The average yield on investment securities increased to 3.19% for the nine months ended September 30, 2004 compared with 2.89% for the same period in 2003.

The average balance of interest-bearing liabilities increased $309.8 million or 55.3% from the nine months ended September 30, 2003 compared with the same period in 2004, while the average rate paid decreased 0.06%, to 1.95% for the nine months ended September 30, 2004, from 2.01% for the same period in 2003. The increase in average liabilities is due primarily to average deposit growth of $250.3 million or 54.3%, an increase in average borrowings of $45.2 million or 60.0% and an increase in average junior subordinated debentures of $16.5 million or 75.6%, compared with the nine months ended September 30, 2003. The average balance of interest-earning assets increased $332.5 million, or 51.2%, for the nine months ended September 30, 2004 compared with the same period in 2003, while the average yield decreased 0.38% to 4.46% from 4.84%.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin for the same periods. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Nine Months Ended September 30,
	2004			2003
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$485,532	$21,617	5.85%	$372,656	$17,829	6.31%
Securities	478,067	11,626	3.19	273,425	6,001	2.89
Federal funds sold	11,446	80	0.92	903	7	1.08
Interest-earning deposits in other financial institutions	7,168	55	1.00	2,757	24	1.15
Total interest-earning assets	982,213	33,378	4.46%	649,741	23,861	4.84%
Less allowance for loan losses	(6,572)			(4,511)
Total interest-earning assets, net of allowance	975,641			645,230
Non-earning assets:
Cash and due from banks	15,269			27,958
Premises and equipment	12,799			11,449
Accrued interest receivable and other assets	12,921			6,079
Total noninterest-earning assets	40,989			45,486
Total assets	$1,016,630			$690,716

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$337,891	$3,190	1.26%	$229,782	$2,037	1.19%
Time deposits	373,668	6,708	2.40	231,430	4,594	2.65
Other borrowed funds	120,642	1,209	1.34	75,398	699	1.24
Notes payable to bank	-	-	-	2,208	53	3.23
Junior subordinated debentures	38,250	1,603	5.51	21,784	1,028	6.22
Total interest-bearing liabilities	870,451	12,710	1.95%	560,602	8,411	2.01%
Noninterest-bearing liabilities:
Demand deposits	105,136			96,484
Accrued interest payable and other liabilities	3,258			2,673
Total noninterest-bearing liabilities	108,394			99,157
Total liabilities	978,845			659,759
Shareholders' equity	37,785			30,957
Total liabilities and shareholders' equity	$1,016,630			$690,716
Net interest income		$20,668			$15,450
Net interest spread			2.51%			2.83%
Net interest margin			2.81%			3.18%

(1) Annualized

The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major category of interest-earning assets and interest-bearing liabilities, which distinguishes between the changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rates (changes in rates multiplied by new volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate (dollars in thousands).

	For the Nine Months Ended September 30, 2004 Compared with the Same Period in 2003
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$5,331	$(1,543)	$3,788
Securities	4,465	1,160	5,625
Federal funds sold	85	(12)	73
Interest-bearing deposits in other financial institutions	38	(7)	31
Total increase (decrease) in interest income	9,919	(402)	9,517

Interest-bearing liabilities:
NOW, savings and money market accounts	10	1,143	1,153
Time deposits	2,826	(712)	2,114
Other borrowed funds	420	90	510
Notes payable to bank	(53)	0	(53)
Junior subordinated debentures	767	(192)	575
Total increase in interest expense	3,970	329	4,299

Increase (decrease) in net interest income	$5,949	$(731)	$5,218

Provision for Loan Losses
During the nine months September 30, 2004, the Company recorded a provision for loan losses of $2.3 million compared with $2.1 million for the same period in 2003. The provision recorded in 2004 is greater than the prior period due primarily to the increase in the size of the loan portfolio. At September 30, 2004, the allowance for loan losses as a percentage of total loans was 1.35% compared with 1.33% at December 31, 2003. While management believes that it has adequately provided for loan losses, it will continue to monitor the loan portfolio and make adjustments to the allowance for loan losses as it considers necessary to absorb known and inherent losses in the loan portfolio.

Noninterest Income
For the nine months ended September 30, 2004, noninterest income decreased slightly to $1.8 million compared with $2.0 million for the same period in 2003. The $201 thousand decrease was attributable to a $180 thousand decrease in the gain on sale of securities and a $51 thousand decrease in service charges on deposit accounts, partially offset by a $30 thousand increase in other noninterest income.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the nine months ended September 30, 2004 was $13.4 million compared with $11.4 million for the same period in 2003, an increase of $2.0 million of 17.6%. This $2.0 million increase was comprised primarily of an increase in salaries and employee benefits of $1.5 million and an increase of $298 thousand in other noninterest expense. The provision for Federal income taxes increased $964 thousand due to the increased amount of taxable income, with the effective tax rate being approximately 34% for both the nine months ended September 30, 2004 and the same period in 2003.

Financial Condition

General
Total assets increased by $210.7 million from December 31, 2003 to September 30, 2004. The increase was primarily due to increases of $128.7 million in loans receivable, $79.8 million in available for sale securities and $11.2 million in held to maturity securities, partially offset by a decrease of $12.1 million in cash and cash equivalents.

From December 31, 2003 to September 30, 2004, total liabilities increased by $155.4 million primarily due to deposit growth and borrowing to fund asset growth. When comparing the two periods, deposits increased $81.2 million and other borrowings increased $73.7 million. Shareholders' equity increased $55.3 million from December 31, 2003 to September 30, 2004 primarily as a result of the $52.2 million in net proceeds from the issuance of common stock in the Company’s initial public offering.

Loan Portfolio
Total loans were $553.2 million as of September 30, 2004, an increase of $128.7 million or 30.3% compared with loans of $424.5 million as of December 31, 2003. Loan growth occurred primarily in commercial mortgage loans, which increased $84.7 million or 48.2% and construction and land development loans, which increased $40.9 million or 62.3%.

The following table summarizes our loan portfolio by type as of the dates indicated (dollars in thousands):

	September 30,		December 31,
	2004		2003
	Amount	Percent	Amount	Percent

Business and industrial	$64,152	11.6%	$55,218	13.0%
Real estate:
Construction and land development	106,536	19.3	65,628	15.5
Residential mortgages	110,828	20.0	117,593	27.7
Commercial mortgages	260,359	47.1	175,686	41.4
Consumer	12,715	2.3	11,092	2.6
Other	154	0.0	198	0.1
Gross loans	554,744	100.3	425,415	100.3
Less unearned discounts and fees	(1,559)	(0.3)	(936)	(0.3)
Total loans	$553,185	100.0%	$424,479	100.0%

Nonperforming Assets
Nonperforming assets were $6.4 million and $4.6 million as of September 30, 2004 and December 31, 2003, respectively. The increase was primarily due to an increase in other real estate as a result of one commercial and two residential properties acquired through foreclosure. The Company’s ratio of nonperforming assets to total loans and other real estate was 1.15% and 1.07% as of September 30, 2004 and December 31, 2003, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	As of September 30,	As of December 31,
	2004	2003

Nonaccrual loans	$2,237	$2,496
Accruing loans past due 90 days or more	-	-
Restructured loans	1,942	2,015
Other real estate	2,183	40
Total nonperforming assets	$6,362	$4,551
Nonperforming assets to total loans and other real estate	1.15%	1.07%

Allowance for Loan Losses
The Company’s allowance for loan losses is a reserve established through monthly charges to earnings in the form of a provision for loan losses. The allowance for loan losses represents management’s estimate of the amount necessary to provide for known and inherent losses in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy.

As of September 30, 2004, the allowance for loan losses amounted to $7.5 million or 1.35% of total loans. As of December 31, 2003, the allowance for loan losses amounted to $5.7 million or 1.33% of total loans. The allowance for loan losses as a percentage of nonperforming loans increased to 178.82% as of September 30, 2004 from 125.25% as of December 31, 2003.

The following table summarizes the activity in our allowance for loan losses during the periods indicated (dollars in thousands):

	As of and for the Nine Months	As of and for the Year
	Ended September 30,	Ended December 31,
	2004	2003
	(Dollars in thousands)

Average loans outstanding	$485,532	$383,844

Total loans outstanding at end of period	$553,185	$424,479

Allowance for loan losses at beginning of period	$5,650	$4,006
Provision for loan losses	2,275	2,821
Charge-Offs:
Business and industrial	(242)	(516)
Real estate	(235)	(673)
Consumer	(84)	(337)
Total charge-offs	(561)	(1,526)
Recoveries:
Business and industrial	33	185
Real estate	60	51
Consumer	16	113
Total recoveries	109	349
Net charge-offs	(452)	(1,177)
Allowance for loan losses at end of period	$7,473	$5,650

Alloance for loan losses to end of period loans	1.35%	1.33%

Net charge-offs to average loans	0.09%	0.31%

Allowance for loans losses to end of period nonperforming loans	178.82%	125.25%

Securities
As of September 30, 2004, investment securities totaled $503.6 million, an increase of $91.0 million or 22.1% compared with $412.6 million as of December 31, 2003. The increase is primarily due to security purchases of $305.1 million during the nine months ended September 30, 2004, partially offset by $211.9 million in sales, calls, maturities and principal repayments during the same period and a $2.2 million increase in net unrealized loss on available-for-sale securities. The growth in the securities portfolio was primarily in the categories of U.S. Government securities ($40.3 million) and mortgage-backed securities ($33.8 million). As of September 30, 2004, securities represented 46.0% of total assets compared with 46.7% of total assets as of December 31, 2003.

Deposits
As of September 30, 2004, NOW accounts, money market accounts and savings deposits accounted for 43.7% of total deposits, while certificates of deposit made up 43.7% of total deposits. Total deposits were $815.2 million as of September 30, 2004, an increase of $81.2 million or 11.1% compared with $734.0 million as of December 31, 2003. As of September 30, 2004, we had $103.0 million in noninterest-bearing deposits compared with $101.7 million as of December 31, 2003. The average cost of deposits, including noninterest bearing deposits, was 1.62% compared with 1.61% for the year ended December 31, 2003.

Other Borrowings
Other borrowings totaled $151.5 million as of September 30, 2004, an increase of $73.7 million of 94.7% compared with $77.8 million as of December 31, 2003. The increase is due to borrowings to fund loan growth and securities purchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, principal payments on loans and securities and other types of borrowings. The Company uses its funding resources principally to meet its ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase securities, fund existing and continuing loan commitments, maintain its liquidity and meet operating expenses. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

In the third quarter of 2004, the Company completed an initial public offering of common stock (par value $0.01 per share), in which it sold 5,435,364 shares at $10.50 per share. Net proceeds, after deducting offering expenses of $842 thousand and the underwriting discount of $4.0 million, in the amount of $52.2 million were credited to shareholders’ equity. As of September 30, 2004, shareholders’ equity totaled $86.1 million, an increase of $55.3 million or 179.7% compared with $30.8 million as of December 31, 2003. The increase is comprised of the $52.2 million proceeds from the sale of common stock and $4.5 million in net income, partially offset by a $1.4 million decrease due to the change in the fair value of available-for-sale securities. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier I and total capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's interest rate risk position since December 31, 2003. The Company's principal market risk exposure is to interest rates. For more information regarding quantitative and qualitative disclosures about market risk, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk" in the Company's prospectus dated August 17, 2004 filed pursuant to Rule 424(b)(3).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a registration statement on Form S-1 (Registration No. 333-116366) filed with, and declared effective on August 17, 2004 by, the Securities and Exchange Commission, the Company sold 4,727,273 shares of its common stock at $10.50 per share, for an aggregate of $49.6 million, to the public in an underwritten firm commitment offering which closed on August 23, 2004. The underwriters exercised their 30-day option on September 13, 2004 to purchase an additional 709,091 shares to cover over-allotments. The managing underwriters for the public offering were Keefe, Bruyette & Woods, Inc., Hoefer & Arnett, Incorporated and Sanders Morris Harris Inc.

The Company received $52.2 million in net proceeds, after deduction of underwriting discounts of $4.0 million and $842,000 in offering expenses. Of the net proceeds, $35.0 million was contributed to the capital of the Bank and the balance will be used for general corporate purposes including the possible opening of additional branches and the possible acquisition of financial institutions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	By:	/s/ Harvey Zinn
President and Chief Executive Officer

Date: November 15, 2004	By:	/s/ R. Darrell Brewer
Chief Financial Officer