Form 10-Q/A
period 2004-09-30
SNB Bancshares Inc
filed 2004-11-17
CIK 1293314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common and Class B Stock Outstanding: 12,431,853 as of November 1, 2004

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of SNB Bancshares, Inc. (the "Company") for the quarter ended September 30, 2004 (the "Original Form 10-Q") is to correct the disclosure of net gain (loss) on the sale of securities in the Consolidated Statements of Earnings for each of the periods presented and to indicate on the cover page that the Company  is not an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

This Amendment No. 1 amends and restates in its entirety Part I, Item 1 and Part II, Item 6. Pursuant to Rule 12b-15 of the Exchange Act, new certifications as specified in Rule 13a-14 of the Exchange Act are filed as exhibits. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to correct the disclosures set forth in the preceding paragraph.

SNB Bancshares, Inc. and Subsidiaries
Form 10-Q

Part II.	Other Information

Item 6	Exhibits

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

SHAREHOLDERS' EQUITY:
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net earnings-as reported	$1,818	$861	$4,494	$2,618
Less total stock-based employee compensation expense determined under
the fair value based method - net of related tax effects	43	15	73	45
	$1,775	$846	$4,421	$2,573
Earnings per share:
Basic:
As reported	$0.20	$0.12	$0.58	$0.37
Pro forma	$0.19	$0.12	$0.57	$0.37

Diluted:
As reported	$0.19	$0.12	$0.57	$0.37
Pro forma	$0.19	$0.12	$0.57	$0.37

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

PART II - OTHER INFORMATION

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

Date: November 17, 2004	By:	/s/ Harvey Zinn
President and Chief Executive Officer

Date: November 17, 2004	By:	/s/ R. Darrell Brewer
Chief Financial Officer