Form 10-K
period 2004-12-31
SNB Bancshares Inc
filed 2005-03-31
CIK 1293314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
Commission File Number: 000-50904
SNB Bancshares, Inc.
(Exact name of Registrant as specified in its charter)

Texas	76-0472829
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
14060 Southwest Freeway
Sugar Land, Texas 77478
(Address of principal executive office)
(Registrant’s telephone number)
(281) 269-7200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      The aggregate market value of the shares of Common Stock held by non-affiliates, based on the average of the bid and asked price of the Common Stock on the OTC Bulletin Board as of June 30, 2004 was approximately $34.1 million.
Number of shares of Common Stock outstanding as of March 18, 2005: 9,756,412
Number of shares of Class B Stock outstanding as of March 18, 2005: 2,678,541
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated into Part III, Items 10-14 of this Form 10-K.

SNB BANCSHARES, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.	Business
General
      SNB Bancshares, Inc. is a bank holding company headquartered approximately 15 miles southwest of downtown Houston in Sugar Land, Texas, the largest city in fast growing Fort Bend County. As of December 31, 2004, we had total assets of $1.1 billion, total loans of $598.3 million, total deposits of $868.4 million and total shareholders’ equity of $86.4 million. We derive substantially all of our income from the operation of our wholly-owned bank subsidiary, Southern National Bank of Texas. As of June 30, 2004, the most recent date for which this information is available, we were the largest independent banking organization headquartered in Fort Bend County in terms of deposits, where we ranked second among all financial institutions in total deposits with a 16.1% market share.
      Southern National Bank of Texas was chartered in 1985 in southwest Houston. In 1995, we relocated our main banking facility to its current location in Sugar Land, where we serve our primary market of Fort Bend County. We opened our other three branches in what we believe are three of Houston’s most attractive market areas. In 1990, we opened a branch at Memorial Hermann Southwest Hospital, the largest not-for-profit multi-hospital system in Houston. The hospital attracts a large number of physicians and other medical professionals. In 2000, we established our Uptown-Post Oak location in Houston’s upscale Galleria commercial area, which also serves the Tanglewood, Memorial and River Oaks residential communities. In October 2004, we opened our Old Town Katy location in Katy, Texas.
Available Information
      Our website address is www.snbtx.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information found on our website is not part of this or any other report.
Recent Developments
      During March 2005, the Board of Directors approved a plan to reposition our balance sheet by reducing the amount of low-yielding investment securities and using a portion of the proceeds to de-leverage our borrowing position. We have identified for sale from our available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. We expect to incur a loss of approximately $4.1 million, net of tax, during the quarter ended March 31, 2005 as a result of the writedown of these investments. We plan to use the net proceeds to reduce short-term borrowings and reinvest in higher-yielding investments.
Our Community Banking Strategy
      In order to attract customers, we utilize a two-pronged strategy: (1) provide a level of customer service that other banks are unable or unwilling to provide and (2) support community and charitable organizations by encouraging our employees to volunteer their time and allowing the organizations to use our facilities for their meetings and events. We support over 200 charitable organizations, including those involved with healthcare and preventative medicine, education and social services involving children, domestic violence and people with special needs. Many of these organizations regularly use our facilities, providing our officers an opportunity to solicit business from leaders in the community as well as the organizations themselves. This strategy, coupled with our ongoing business development efforts, has been successful, as we have grown loans at a five-year average annual compounded growth rate of 24.4%. In addition, we have grown net earnings 75.7% to $6.0 million for the year ended December 31, 2004 when compared with $3.4 million for the year ended December 31, 2003. All of this growth was achieved without any acquisitions and with a limited amount of advertising.
      The cornerstone of our community banking strategy is to provide what we believe to be an unparalleled level of personal service. We differentiate ourselves among the many financial institutions in our markets by forging relationships based on old-fashioned, person-to-person customer service. We believe that a community-oriented culture is most effective where our customers and our employees establish long-term, mutually beneficial, relationships. Our community banking approach focuses on readily accessible, centralized management and streamlined decision making procedures that allow us to respond quickly to the needs of our customers. In fact, we designed our branches to allow our customers access to our executives and employees through our “open lobby” layout. We believe that our personal service emphasis puts us at a competitive advantage relative to the other banks in our market and has been an instrumental contributing factor to the growth that we have experienced.
      The second part of our community banking strategy centers on making our organization and our officers and employees visible participants in, and supporters of, philanthropic activities and events. Our attractive, spacious facilities, which are replicas of buildings designed by Thomas Jefferson, provide a hospitable meeting venue for charitable organizations as well as our customers. Making our facilities available to the community and participating heavily in community activities enables us to meet and attract the type of customers we seek, including white collar professionals, doctors, middle market businesses and their owners and municipalities. We believe that the residents of our community have reciprocated our commitment to the community by giving us their business.
Banking Activities
      We offer a range of traditional loan and deposit products to our customers through our two-pronged community banking strategy. Our primary customer focus is small to medium sized owner-operated businesses in a certain market area. Contractual depository relationships are another focus and we were successful in the 4-year renewal of our largest contractual lockbox and deposit relationship. At December 31, 2004, we maintained 15,388 separate deposit accounts and 2,560 separate loan accounts.
      We have primarily focused our lending on real estate related customers, which includes construction and land development loans, residential mortgages and commercial mortgage loans. As of December 31, 2004, such loans comprised 86.5% of our total loans outstanding. Our target business customer is primarily those that require loans in the $250,000 to $2,000,000 range. We offer businesses a variety of loan products including equipment loans, working capital loans, and interim construction loans for builders, term loans, revolving lines of credit and letters of credit.
      In addition, we offer consumer loans, home equity loans, Visa debit cards, telebanking, personal computer banking and other cash management services for our consumer and commercial customers. By offering certificates of deposit, checking with interest accounts, savings accounts and overdraft protection at competitive rates, we give our depositors a full range of traditional deposit products.
Business Strategies
      The key components of our growth and operating strategies are as follows:

•	Continue and strengthen our community banking strategy. We will continue to focus on our strategy of furnishing a hospitable banking environment, providing excellent customer service and supporting community and charitable organizations in order to be the premier independent community-oriented financial institution in Fort Bend County while maintaining a competitive presence in other markets.

•	Continue our expansion and increase our market share. We plan to grow in Fort Bend County and other suitable markets. Consistent with this strategy, during 2004 we opened our fourth branch in Katy, Texas. We also plan to grow through commercial bank acquisitions, targeting banks with a similar culture, sound asset quality and compatible management.

•	Increase our Loan to Deposit Ratio. We plan to grow our loan portfolio by expanding commercial lending, hiring new loan officers and offering competitive loan products. Our goal is to increase our loan to deposit ratio to 70% or greater. We plan to continue to offer new loan products, provided that we can offer them competitively.

•	Increase Core Deposits. We plan to increase core deposits in order to provide us with a low cost source of funding to continue growth in loans. Consistent with that strategy, we plan to target lower cost deposits from retail and middle market business customers and select public funds from our immediate market area.

•	Diversify Revenue Stream by Increasing Fee Income. We plan to increase fee income by focusing on marketing current products and services to our customers to ensure that we are offering them a full-service banking relationship. We plan to target new and existing customers through a call program on the retail and lending side.

•	Actively Manage our Balance Sheet. We will actively manage our balance sheet to enhance earnings and maintain flexibility.
Officers and Employees
      Our business strategy relies heavily on the guidance of our senior management team. Our six executive officers have an aggregate of 117 years of banking experience, with 74 of those years having been spent with us. We believe that our low employee turnover rate provides customers with a beneficial continuity of the service that is rare in the banking industry.
      As of December 31, 2004, we had 164 full-time employees. We provide medical and hospitalization insurance to our full-time employees. We consider our relations with employees to be excellent. Neither we nor the Bank is a party to any collective bargaining agreement.
Competition
      The banking business is highly competitive. We experience substantial competition in attracting and retaining savings deposits and in lending funds. The primary factors we encounter in competing for savings deposits are convenient office locations and rates offered. Direct competition for savings deposits comes from other commercial banks, thrift institutions, money market mutual funds and corporate and government securities which may offer more attractive rates than insured depository institutions are willing to pay. The primary factors we encounter in competing for loans include, among others, interest rate and loan origination fees and the range of services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies. We believe that we have been able to compete effectively with other financial institutions by emphasizing customer service and technology; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of our customers.
Supervision and Regulation
      The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.
      The following description summarizes some of the laws to which we and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

      Various legislation and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds are from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment and that of our banking subsidiary in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have, upon the financial condition or results of operations of us or our subsidiaries.

SNB Bancshares, Inc.
      We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA). Accordingly, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
      Regulatory Restrictions on Dividends; Source of Strength. We are regarded as a legal entity separate and distinct from the Bank. The principal source of our revenue is dividends received from the Bank. As described in more detail below, federal law places limitations on the amount that national banks may pay in dividends, which the Bank must adhere to when paying dividends to us. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
      Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.
      In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.
      Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and may not engage in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among other things, numerous services and functions performed in connection with lending, investing, and financial counseling and tax planning. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
      The Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated many of the historical barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

      Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the holding company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
      The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.
      Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.
      Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2004, our ratio of Tier 1 capital to total risk-weighted assets was 17.72% and our ratio of total capital to total risk-weighted assets was 19.86%.
      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2004, our leverage ratio was 10.87%.
      The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
      Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
      The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan.

For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
      Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.
      Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as us, would, under the circumstances set forth in the presumption, constitute acquisition of control of our company.
      In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock, or otherwise obtaining control or a “controlling influence” over our company.
      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act.
      The Sarbanes-Oxley Act includes disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and the state corporate law, such as the relationship between a board or directors and management and between a board of directors and its committees.
      The Sarbanes-Oxley Act addresses, among other matters:

•	audit committees for all listed companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatements due to material noncompliance of the issuer or misconduct;

•	a prohibition on insider trading during pension plan black-out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers except for financial institutions;

•	expedited filing requirements for Form 4’s;

•	disclosure of a code of ethics, if applicable, and filing a Form 8-K for a change or waiver of such code;

•	accelerated filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	increased criminal penalties for violations of securities laws.

Southern National Bank of Texas
      The Bank is a nationally chartered banking association, the deposits of which are insured by the Bank Insurance Fund of the FDIC. The Bank’s primary regulator is the Office of the Comptroller of the Currency (OCC). By virtue of the insurance of its deposits, however, the Bank is also subject to supervision and regulation by the FDIC. In addition, because the Bank is also a member of the Federal Reserve System, it is subject to regulation pursuant to the Federal Reserve Act. Such supervision and regulation subjects the Bank to special restrictions, requirements, potential enforcement actions, and periodic examination by the OCC. Because the Federal Reserve Board regulates us as a holding company parent of the Bank, the Federal Reserve Board also has supervisory authority, which directly affects the Bank.
      Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has a CRA rating of satisfactory or better. Currently, the Bank has a CRA rating of “satisfactory.”
      Branching. The establishment of a branch must be approved by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.
      Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking affiliates, including us, are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by our securities or obligations or our non-banking subsidiaries.
      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.
      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
      Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to us will continue to be our principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2004, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.
      Because we are a legal entity separate and distinct from our subsidiaries, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, arising as a result of their status as shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.
      Examinations. The OCC periodically examines and evaluates insured banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.
      Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
      Capital Adequacy Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.
      The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2004, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 16.17% and its ratio of total capital to total risk-weighted assets was 17.35%.
      The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2004, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.89%.
      Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0%

or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.
      In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations authorize broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
      As an institution’s capital decreases, the OCC’s enforcement powers increase. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The OCC has only limited discretion in dealing with a critically undercapitalized institution and is required to undertake stringent measures to protect the interests of deposits and the federal deposit insurance fund, which depending on the circumstances, could include the appointment of a receiver or conservator.
      Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
      Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.
      The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this new system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the assessment schedule adopted. Changes in the rate schedule outside the five-cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.
      In 1996, Congress enacted a law that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (SAIF) and to assure the payment of the Financing Corporation’s (FICO) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. For the fourth quarter of 2004, the FICO assessment rate was 0.0148% of deposits.
      Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject us or our banking subsidiary, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

      Brokered Deposit Restrictions. Adequately capitalized institutions (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.
      Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.
      Community Reinvestment Act. The Community Reinvestment Act (CRA) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.
      Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The bank must comply with all applicable provisions of these consumer protection laws and regulations as part of its ongoing compliance and customer relations programs.
      Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act imposed new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act. The privacy provisions became effective on July 1, 2002.
      USA PATRIOT Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 was enacted in October 2001. The USA PATRIOT Act amended existing U.S. anti-money laundering laws to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains a broad range of anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening as well as standards for institution and organization-wide anti-money laundering compliance programs; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Expanding Enforcement Authority
      One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Effect on Economic Environment
      The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.
      Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings of us and those of our subsidiaries cannot be predicted.
Item 2.     Properties
      We conduct our business at four locations. Our headquarters are located at 14060 Southwest Freeway, Sugar Land, Texas in a one-story building we own. We also own the buildings in which our banking offices are located, except for the Memorial Hermann Southwest Hospital branch. The lease agreement for this location expires on October 8, 2010.
      The following table sets forth specific information regarding each of our banking locations:

		Deposits at
		December 31,
Facility	Address	2004

		(In thousands)
Main Office	14060 Southwest Freeway Sugar Land, Texas 77478	$611,775
Memorial Hermann Southwest Hospital Branch	7737 Southwest Freeway Houston, Texas 77074	83,039
Uptown/ Post Oak	1101 Post Oak Boulevard Houston, Texas 77056	170,836
Old Town Katy(1)	5733 Second Street Katy, Texas 77493	2,736

(1)	Opened October 12, 2004.
      In addition, we lease two drive-through facilities, the Bellfort Motor Bank and Beechnut Motor Bank, which are not physically attached to our branch locations. The lease agreement for the Bellfort Motor Bank expires on January 31, 2006, not including two five-year renewal periods at our option. The lease agreement for the Beechnut Motor Bank expires on September 30, 2007.
      Our main office, located in Sugar Land, is the first of a “campus-style” series of facilities replicating buildings designed by Thomas Jefferson. Our headquarters building was inspired by Jefferson’s residence,

Monticello. In October 2002, adjacent to our main office building we completed construction of a building inspired by Jefferson’s retreat home, Poplar Forest. In 2004, we began construction on a series of buildings scheduled for completion in the summer of 2005, consisting of a long building made up of three connected pavilions modeled after buildings on the University of Virginia campus designed by Jefferson. This addition will be used for our operations center and will house our administrative and operational support departments. Our Uptown-Post Oak branch is based on Jefferson’s Farmington of Charlottesville, Virginia.

Item 3.	Legal Proceedings
      We and the Bank from time to time will be party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there are any material pending or threatened legal proceedings to which we or the Bank are a party which, upon resolution, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our Common Stock began trading on the Nasdaq National Market on August 18, 2004 under the symbol “SNBT.” As of March 18, 2005, there were approximately 266 holders of record of our Common Stock. The number of beneficial owners is unknown to us at this time. From July 25, 2002 to August 17, 2004, our Common Stock was quoted on the OTC Bulletin Board under the same symbol. Although our Common Stock was quoted for trading on the OTC Bulletin Board, there was limited trading, at widely varying prices. Thus, the prices at which trades occurred may not have been representative of the actual value of our Common Stock. On a number of days during this period, there were no trades at all in our Common Stock.
      The following table sets forth the high and low sales prices for our Common Stock as reported by the Nasdaq National Market for each period since the Common Stock began trading on Nasdaq:

2004	High	Low

Fourth Quarter	$15.49	$11.76
Third Quarter (8/18/04 through 9/30/04)	12.00	10.00
      The following table sets forth the high and low sales prices for our Common Stock as reported by the OTC Bulletin Board for each quarter in 2004 and 2003, prior to August 18, 2004:

2004	High	Low

Third Quarter (6/30/04 though 8/17/04)	$19.00	$11.00
Second Quarter	19.00	11.00
First Quarter	16.00	10.00

2003	High	Low

Fourth Quarter	$17.95	$8.50
Third Quarter	17.95	8.50
Second Quarter	10.00	8.50
First Quarter	10.50	8.00

Dividends
      Holders of our Common Stock and Class B stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available for that purpose. We have not paid any dividends to our holders of Common Stock and Class B stock in the past and we currently do not intend to pay dividends on either class of stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to do so.
      Our principal source of cash revenues is dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. See “Supervision and Regulation — Southern National Bank of Texas — Restrictions on Distribution of Subsidiary Bank Dividends and Assets.”
      The declaration and payment of dividends on our Common Stock and Class B stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the Common Stock and Class B stock and other factors deemed relevant by our board of directors. As of December 31, 2004, an aggregate of approximately $16.8 million was available for payment of dividends by the Bank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our Common Stock and Class B stock.
Recent Sales of Unregistered Securities
      None.
Issuer Purchases of Equity Securities
      None.

Item 6.	Selected Consolidated Financial Data
      The following consolidated selected financial data is derived from our audited consolidated financial statements as of and for the five years ended December 31, 2004. The consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere in this report.

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$46,653	$33,238	$29,371	$28,459	$27,184
Interest expense	18,006	12,059	11,519	14,245	13,253

Net interest income	28,647	21,179	17,852	14,214	13,931
Provision for loan losses	2,950	2,821	1,590	900	709

Net interest income after provision for loan losses	25,697	18,358	16,262	13,314	13,222
Noninterest income	2,120	2,309	1,893	1,523	1,136
Noninterest expense	18,821	15,489	13,351	11,245	10,509

Income before income taxes	8,996	5,178	4,804	3,592	3,849
Provision for income tax expense	3,049	1,761	1,642	1,135	1,283

Net income	$5,947	$3,417	$3,162	$2,457	$2,566

Per Share Data:
Basic earnings per share	$0.67	$0.49	$0.56	$0.59	$0.53
Diluted earnings per share	0.65	0.48	0.56	0.59	0.53
Book value per share	6.95	4.40	4.35	2.76	2.15
Tangible book value per share	6.95	4.40	4.35	2.76	2.15
Weighted average shares outstanding (in thousands):
Class B stock	2,900	3,286	3,498	3,719	4,815
Common stock	5,999	3,708	2,182	455	32

Total	8,899	6,994	5,680	4,174	4,847

Shares outstanding at end of period (in thousands):
Class B stock	2,679	3,258	3,306	3,719	3,719
Common stock	9,754	3,736	3,688	455	455

Total	12,433	6,994	6,994	4,174	4,174

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Period-End Balance Sheet Data:
Total assets	$1,130,088	$883,841	$574,594	$461,229	$366,539
Total securities	488,523	412,620	177,200	128,865	77,689
Total loans	598,292	424,479	342,085	280,921	250,195
Allowance for loan losses	8,121	5,650	4,006	3,371	2,501
Total deposits	868,386	733,971	526,171	420,765	341,705
Shareholders’ equity	86,401	30,767	30,429	11,534	8,962
Average Balance Sheet Data:
Total assets	$1,041,949	$730,252	$522,189	$387,974	$333,242
Total securities	482,626	302,590	157,562	82,542	79,089
Total loans	509,142	383,844	305,912	265,342	226,133
Allowance for loan losses	6,868	4,788	3,629	2,944	2,244
Total deposits	807,605	591,070	474,588	354,760	287,010
Shareholders’ equity	50,156	30,709	21,765	10,922	11,240
Performance Ratios:
Return on average assets	0.57%	0.47%	0.61%	0.63%	0.77%
Return on average equity	11.86	11.13	14.53	22.50	22.83
Net interest margin(1)	2.85	3.07	3.69	3.96	4.58
Efficiency ratio(2)	62.60	68.51	69.21	72.64	69.75
Asset Quality Ratios(3):
Nonperforming assets to total loans and other real estate owned	0.80%	1.07%	0.76%	0.27%	0.47%
Net charge-offs to average loans	0.09	0.31	0.31	0.01	0.05
Allowance for loan losses to period-end loans	1.36	1.33	1.17	1.20	1.00
Allowance for loan losses to nonperforming loans	234.17	125.25	153.25	437.79	233.96
Capital Ratios:
Leverage ratio(4)	10.87%	5.09%	6.33%	3.78%	3.85%
Average shareholders’ equity to average total assets	4.81	4.21	4.17	2.82	3.37
Tier 1 risk-based capital ratio	17.72	8.84	10.15	5.56	5.71
Total risk-based capital ratio	19.86	15.35	11.27	7.83	8.29

(1)	Calculated on a tax-equivalent basis using a 34% tax rate for all periods presented.

(2)	The efficiency ratio is computed by dividing noninterest expense by net interest income plus noninterest income, excluding securities gains and losses.

(3)	At period end, except net charge-offs to average loans.

(4)	Computed by dividing period-end equity by fourth quarter average assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-Looking Statements
      Statements and financial analysis contained in this annual report on Form 10K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from current expectations, future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	the effects of future economic and business conditions on us and our customers;

•	changes in statues and governmental regulations or their interpretations including changes in tax requirements and tax rates;

•	changes in interest rates which could reduce our net interest margins, asset valuations and expense expectations;

•	increased competition from other banks and financial institutions for customer deposits and loans;

•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	the effect of changes in accounting policies and practices which may be adopted by regulatory agencies and/or the Financial Accounting Standards Board;

•	our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive technological changes;

•	acquisition and integration of acquired businesses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	acts of terrorism, hostilities or other international or domestic calamities; and

•	other risks and uncertainties listed from time to time in our reports and documents filed with the Securities and Exchange Commission.
      A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. We do not intend (and are not obligated) to publicly update or otherwise revise any forward-looking statement, unless the securities laws require us to do so.
For the Years Ended December 31, 2004, 2003 and 2002
      Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004, which are included in this report.

Overview
      We generate the majority of our revenue from interest on loans, service charges on customer accounts and income from investment securities. This revenue is offset by interest expense paid on deposits and other borrowings and noninterest expense such as administrative and occupancy expenses. Net interest income is the difference between interest income on interest-earning assets such as loans and securities and interest expense on interest-bearing liabilities such as customer deposits and other borrowings which are used to fund those assets. Net interest income is our largest source of net income. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.
      Noninterest income is another source of income for us. We receive fees from our deposit customers in the form of service fees, check pay fees and other fees for services provided to the customer. Other services such as safe deposit, wire transfer and lock box fees provide additional fee income. We may also generate income from the sale of investment securities. The fees collected by us and any gains on sales of securities are found in our Consolidated Statements of Income under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a very people intensive industry, our largest operating expense is employee compensation and benefits.
Critical Accounting Policies
      Our accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in this report. The policies related to the allowance for loan losses and stock-based compensation require a significant amount of subjective and complex judgment and assumptions by our management. Because of the nature of judgments and assumptions made by our management, actual results could differ from these judgments and assumptions, which could have a material impact on our financial condition and results of operations.
      Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable losses incurred on loans. Loans are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery. Throughout the year, management estimates the probable level of losses to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control.
      Stock-based Compensation — We account for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because of the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award. We make pro-forma disclosure of net earnings and earnings per share assuming the fair value-based accounting method discussed in Note 1 to our consolidated financial statements. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.
      We expect to adopt the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective on July 1, 2005. SFAS No. 123R will require that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.
Results of Operations
      Net earnings for the year ended December 31, 2004 were $5.9 million, an increase of $2.5 million or 74.0%, compared with $3.4 million for the year ended December 31, 2003, primarily due to a $7.5 million increase in net interest income, partially offset by a $3.3 million increase in noninterest expense, and a $1.3 million increase in the provision for federal income taxes. Diluted earnings per share for the year ended December 31, 2004 were $0.65, compared with $0.48 per share for the same period in 2003. During the fourth quarter of 2004, we completed our initial public offering, adding 5,436,364 shares and $52.2 million to our capital. The weighted average shares of common stock and Class B stock outstanding during 2004 were 8,899,465 compared with 6,993,989 weighted average shares outstanding during 2003.
      Net earnings for the year ended December 31, 2003 were $3.4 million, an increase of $255 thousand or 8.1% compared with $3.2 million for the year ended December 31, 2002, primarily the result of a $3.3 million increase in our net interest income, partially offset by an increase of $2.1 million in noninterest expense. Diluted earnings per share were $0.48 compared with $0.56 for 2002. Earnings per share were affected by the increased average shares outstanding during 2003 versus 2002. During the second quarter of 2002, we completed a private offering of our common stock, adding 2,820,000 shares to the total shares outstanding, and $14.0 million to our capital. The weighted average shares of common stock and Class B stock outstanding during 2003 were 6,993,989 compared with 5,680,564 weighted average shares outstanding during 2002.
      Total assets as of December 31, 2004 were $1.1 billion, an increase of $246.2 million or 27.9% compared with total assets of $883.8 million as of December 31, 2003. The increase was primarily due to a $173.8 million increase in loans and a $75.9 million increase in investment securities. Both deposits and borrowings funded the loan growth. Total assets as of December 31, 2003 were $883.8 million, an increase of $309.2 million or 53.8% compared with total assets of $574.6 million as of December 31, 2002. We posted returns on average assets of 0.57%, 0.47% and 0.61% for the years ended December 31, 2004, 2003 and 2002, respectively. Returns on average equity were 11.86%, 11.13%, and 14.53% for the years ended December 31, 2004, 2003 and 2002, respectively.

Net Interest Income
      Our operating results depend on our net interest income, which represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of our earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume changes.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “rate changes.”
      2004 versus 2003. For the year ended December 31, 2004, net interest income increased $7.4 million to $28.6 million compared with $21.2 million for the year ended December 31, 2003. This increase was primarily due to a $316.7 million increase in average earning assets, partially offset by a $282.0 million increase in interest-bearing liabilities. The average yield on interest-earning assets for the year ended December 31, 2004, decreased 0.19% to 4.56% compared with 4.75% for 2003. The average rate on interest-bearing liabilities for the year ended December 31, 2004, compared with the same period in 2003, increased 0.04% to 2.04% from 2.00%. Our net interest margin on a tax equivalent basis decreased 0.22% to 2.85% for the year ended December 31, 2004 compared with 3.07% for 2003.
      Our total interest income increased $13.4 million principally because of a $6.7 million increase in interest income on investment securities and a $6.6 million increase in interest income on loans. The $6.7 million increase in interest income on investment securities was primarily the result of increases in volumes of securities, with increases in yield contributing to the revenue increase as well. The yield on investment securities increased 0.31% to 3.28% for 2004 compared with 2.97% for 2003. The $6.6 million increase in interest income on loans was primarily the result of increases in loan volumes which more than offset decreases in yields. The yield on loans decreased by 0.28% to 5.94% for 2004 compared with 6.22% for 2003.
      Our total interest expense increased $6.0 million primarily due to an increase in deposits. For the year ended December 31, 2004, average deposits increased $206.9 million compared with average deposits for the year ended December 31, 2003.
      2003 versus 2002. Net interest income was $21.2 million for the year ended December 31, 2003 compared with $17.9 million for the year ended December 31, 2002, an increase of $3.3 million or 18.6% primarily due to increases in the volume of loans and investment securities. This increase was partially offset by an increase in interest expense of $540,000. This resulted in net interest margins on a tax equivalent basis of 3.07% and 3.69% and net interest spreads of 2.75% and 3.13% for 2003 and 2002, respectively.
      Our total interest income increased $3.9 million primarily due to a $2.5 million increase in income on loans and a $1.6 million increase in income on investment securities. These increases in income were primarily due to the increases in volume of bank loans and investment securities that more than offset the decreases in interest rates earned on such assets during 2003.
      With average noninterest-bearing deposits remaining relatively flat during 2003, we funded the increase in average interest-earning assets with increases in interest-bearing liabilities. Accordingly, total interest expense was up $540 thousand to $12.1 million for the year ended December 31, 2003 compared with $11.5 million for the year ended December 31, 2002.

      The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. All balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,

	2004			2003			2002

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans	$509,142	$30,770	5.94%	$383,844	$24,200	6.22%	$305,912	$21,659	6.98%
Investment securities(1)	482,626	15,729	3.28	302,590	9,000	2.97	157,562	7,365	4.67
Federal funds sold	8,945	87	0.96	1,058	11	1.03	7,266	121	1.64
Interest-earning deposits in other financial institutions	5,830	67	1.13	2,387	27	1.12	13,057	226	1.71

Total interest-earning assets	1,006,543	46,653	4.56%	689,879	33,238	4.75%	483,797	29,371	5.99%

Less allowance for loan losses	(6,868)			(4,788)			(3,629)

Total interest-earning assets, net of allowance	999,675			685,091			480,168

Non-earning assets:
Cash and due from banks	15,533			26,543			27,472
Premises and equipment	13,466			11,784			9,929
Accrued interest receivable and other assets	13,275			6,834			4,620

Total noninterest-earning assets	42,274			45,161			42,021

Total assets	$1,041,949			$730,252			$522,189

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$334,865	$4,514	1.35%	$236,022	$2,757	1.17%	$231,460	$4,480	1.94%
Time deposits	368,015	9,041	2.46	259,968	6,753	2.60	147,742	5,883	3.98
Other borrowed funds	142,498	2,256	1.56	78,063	941	1.19	8,436	137	1.60
Notes payable to bank	—	—	—	1,651	53	3.21	7,562	272	3.60
Junior subordinated debentures	38,250	2,195	5.64	25,934	1,555	6.00	7,320	747	10.20

Total interest-bearing liabilities	883,628	18,006	2.04%	601,638	12,059	2.00%	402,520	11,519	2.86%

Noninterest-bearing liabilities:
Demand deposits	104,725			95,080			95,386
Accrued interest payable and other liabilities	3,440			2,825			2,518

Total noninterest-bearing liabilities	108,165			97,905			97,904

Total liabilities	991,793			699,543			500,424
Shareholders’ equity	50,156			30,709			21,765

Total liabilities and shareholders’ equity	$1,041,949			$730,252			$522,189

Net interest income		$28,647			$21,179			$17,852

Net interest spread			2.52%			2.75%			3.13%

Net interest margin(2)			2.85%			3.07%			3.69%

(1)	The tax equivalent yield is based on amortized cost and does not include any component of unrealized gains or losses. It is calculated using a 34% tax rate for all periods presented.

(2)	The net interest margin is equal to net interest income, on a tax equivalent basis using a 34% tax rate for all periods presented, divided by average interest-earning assets.

      The following table presents information regarding changes in interest income and interest expense for the periods indicated for each major category of interest-earning assets and interest-bearing liabilities, which distinguishes between the changes attributable to changes in volume (changes in volume multiplied by old rate) and changes in rates (changes in rates multiplied by new volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	For the Years Ended December 31,

	2004 vs. 2003			2003 vs. 2002

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans	$7,784	$(1,214)	$6,570	$5,442	$(2,901)	$2,541
Securities	5,355	1,374	6,729	6,780	(5,145)	1,635
Federal funds sold	79	(3)	76	(102)	(8)	(110)
Interest-bearing deposits in other financial institutions	40	—	40	(182)	(17)	(199)

Total increase (decrease) in interest income	13,258	157	13,415	11,938	(8,071)	3,867

Interest-bearing liabilities:
NOW, savings and money market accounts	1,154	603	1,757	88	(1,811)	(1,723)
Time deposits	2,807	(519)	2,288	4,469	(3,599)	870
Other borrowed funds	776	539	1,315	1,115	(311)	804
Notes payable to bank	(53)	—	(53)	(213)	(6)	(219)
Junior subordinated debentures	729	(89)	640	1,900	(1,092)	808

Total increase (decrease) in interest expense	5,413	534	5,947	7,359	(6,819)	540

Increase (decrease) in net interest income	$7,845	$(377)	$7,468	$4,579	$(1,252)	$3,327

Provision for Loan Losses
      Our provision for loan losses is a charge to earnings made in order to bring our allowance for loan losses to a level deemed appropriate by our management to absorb loan losses inherent in the loan portfolio based on our migration analysis. This analysis considers such factors as our historical loan loss experience, the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of our loan portfolio by the semi-annual external loan reviews conducted by an independent loan review company and other relevant factors.
      The provision for loan losses for the year ended December 31, 2004 was $3.0 million compared with $2.8 million for the year ended December 31, 2003. We made the increased provision mainly due to the growth in our loans and management’s evaluation of our allowance for loan losses. We recorded a provision for loan losses of $1.6 million for the year ended December 31, 2002. For the years ended December 31, 2004, 2003 and 2002, net charge-offs were $479 thousand, $1.2 million and $955 thousand, respectively.

Noninterest Income
      The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended
	December 31,

	2004	2003	2002

	(Dollars in thousands)
Service charges on deposit accounts	$786	$873	$884
Gains on sales of securities, net	700	880	454
Other noninterest income	634	556	555

Total noninterest income	$2,120	$2,309	$1,893

      For the year ended December 31, 2004, noninterest income decreased to $2.1 million compared with $2.3 million for the year ended December 31, 2003, primarily due to a $180 thousand decrease in the net gains on sales of securities. The $88 thousand decrease in service charges can be attributed to a $58 thousand decrease in insufficient check charges due to more of our customers maintaining balances in transaction accounts and a $33 thousand decrease in demand and NOW account charges due to the elimination of the minimum balance requirement on our interest-free checking account in May 2004. The $78 thousand increase in other noninterest income was due to a $27 thousand increase in wire transfer fees, a $19 thousand increase in customer service fees, an $18 thousand interest payment from a franchise tax refund and a $14 thousand increase in check printing charges.
      Noninterest income for the year ended December 31, 2003 was $2.3 million, an increase of $416 thousand or 22.0% compared with $1.9 million in 2002. The increase was primarily due to an increase of $426 thousand in net gains on sales of securities, partially offset by an $11 thousand decrease in service charges on deposit accounts. The decrease in service charges can be attributed to a $32 thousand decrease in account analysis fees due to more of our customers keeping compensating balances in their accounts, a $16 thousand decrease in demand and NOW account charges due to an increase in waived fees and a $39 thousand increase in lockbox account fees due to an increase in volume.

Noninterest Expense
      The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended
	December 31,

	2004	2003	2002

	(Dollars in thousands)
Employee compensation and benefits	$11,365	$9,328	$7,709
Non-staff expenses:
Net occupancy expense	1,820	1,679	1,380
Data processing expense	1,218	1,163	1,099
Legal and professional fees	653	571	463
FDIC deposit insurance premium	115	83	72
Other	3,650	2,665	2,628

Total non-staff expenses	7,456	6,161	5,642

Total noninterest expense	$18,821	$15,489	$13,351

      Noninterest expense for the year ended December 31, 2004 was $18.8 million compared with $15.5 million for the year ended December 31, 2003, an increase of $3.3 million or 21.5%, primarily due to an increase of $2.0 million in salaries and employee benefits and a $985 thousand increase in other noninterest expense. Employee compensation and benefits expense for the year ended December 31, 2004 was $11.4 million, an increase of $2.0 million or 21.8% compared with $9.3 million for the year ended December 31, 2003. The increase was primarily due to a $1.1 million increase in salaries and a $383 thousand increase in employee benefits and payroll taxes, which were primarily the result of newly hired staff and $580 thousand in bonus and incentives, due to increased earnings. In 2002, management formulated a plan to provide what it believed to be the necessary platform for our growth, including hiring loan officers and additional personnel in loan operations, loan collections, deposit operations, audit, compliance, investments and information systems. In accordance with the plan, we added 15 employees in 2004 and 22 employees in 2003. The number of full-time equivalent employees was 164, 149 and 129 as of December 31, 2004, 2003 and 2002, respectively.
      Approximately $782 thousand of the $985 thousand increase in other noninterest expense was related to other real estate expenses, including $116 thousand in property taxes and a $535 thousand write-down of the carrying values of two properties.
      Noninterest expense totaled $15.5 million for the year ended December 31, 2003, an increase of $2.1 million or 16.0% compared with the year ended December 31, 2002. The increase was primarily the result of an increase in employee compensation and benefits expense of $1.6 million or 21.0% from $7.7 million for the year ended December 31, 2002 to $9.3 million for the year ended December 31, 2003. The increase was due primarily to increased salary expenses for new hires, promotions and annual merit increases and an increase in medical insurance premiums. In addition, net occupancy expense increased $299 thousand.
      The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding securities gains and losses. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for the years ended December 31, 2004, 2003 and 2002 was 62.60%, 68.51% and 69.21%, respectively. The decreases reflect our continued success in managing operating expenses and growing revenues.

Income Taxes
      The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. Income tax expense increased approximately $1.3 million to $3.0 million for the year ended December 31, 2004 compared with $1.8 million for the year ended December 31, 2003 and $1.6 million for the year ended December 31, 2002. The increases were primarily attributable to higher pretax net earnings which resulted from increases in net interest income partially offset by increases in noninterest expense. The effective tax rates in 2004, 2003 and 2002 were 33.9%, 34.0% and 34.2%, respectively.

Financial Condition

Loan Portfolio
      The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,

	2004		2003

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Business and industrial	$70,101	11.7%	$55,218	13.0%
Real estate:
Construction and land development	123,655	20.7	65,628	15.5
Residential mortgages	126,200	21.1	117,593	27.7
Commercial mortgages	267,158	44.7	175,686	41.4
Consumer	12,592	2.1	11,092	2.6
Other	227	0.0	198	0.1

Gross loans	599,933	100.3	425,415	100.3
Less unearned discounts and fees	(1,641)	(0.3)	(936)	(0.3)

Total loans	$598,292	100.0%	$424,479	100.0%

	As of December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Business and industrial	$52,284	15.3%	$58,450	20.8%	$48,879	19.5%
Real estate:
Construction and land development	53,788	15.7	50,392	17.9	43,585	17.4
Residential mortgages	99,087	29.0	79,412	28.3	86,397	34.5
Commercial mortgages	126,252	36.9	80,402	28.6	58,713	23.5
Consumer	11,165	3.3	12,200	4.4	12,402	5.0
Other	210	0.1	372	0.1	603	0.2

Gross loans	342,786	100.3	281,228	100.1	250,579	100.1
Less unearned discounts and fees	(701)	(0.3)	(307)	(0.1)	(384)	(0.1)

Total loans	$342,085	100.0%	$280,921	100.0%	$250,195	100.0%

      Total loans were $598.3 million as of December 31, 2004, an increase of $173.8 million or 40.9% compared with loans of $424.5 million as of December 31, 2003. This loan growth occurred primarily in commercial mortgages, which increased $91.5 million or 52.1% and construction and land development loans, which increased $58.0 million or 88.4%.
      Total loans were $424.5 million as of December 31, 2003, an increase of $82.4 million or 24.1% compared with loans of $342.1 million as of December 31, 2002. Loan growth occurred primarily in commercial mortgage loans, which increased $49.4 million or 39.2% and residential loans, which increased $18.5 million or 18.7%.
      Our primary lending focus is on real estate related customers, which include construction and land development loans, residential mortgages and commercial mortgage loans, which accounted for 86.5% of our loan portfolio as of December 31, 2004. Business and industrial loans accounted for 11.7% of our portfolio as of December 31, 2004. The majority of our customers are small to medium-sized owner-operated businesses. In addition to real estate and business and industrial loans, we offer equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most business and industrial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, we require personal guarantees on business and industrial loans.
      Business and Industrial. Our business and industrial loans are primarily made within our market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, we take as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtain the personal guaranty of the principal. In general, business and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in business and industrial loans is due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that business and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, business and industrial loans require more thorough underwriting and servicing than other types of loans. Further, our practices require us to visit with business and industrial customers annually. As of December 31, 2004, we had $70.1 million in business and industrial loans, which represented 11.7% of our total loans.
      Construction and Land Development. We also make loans to finance the construction of residential and, to a limited extent, nonresidential properties. We have long-standing relationships with approximately 40 homebuilders. Construction loans generally are secured by first liens on real estate and have floating interest rates. We employ our own construction inspector to make regular inspections prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2004, we had $123.7 million in construction and land development loans, which represented 20.7% of our total loans.
      Residential Mortgage. A portion of our lending activity has consisted of the origination of residential mortgage loans collateralized by owner-occupied properties located in our market areas. We offer a variety of mortgage loan products which generally are amortized over 15 to 30 years with balloon payments due in five to seven years. Loans collateralized by residential real estate generally have been originated in amounts of no more than 90% of appraised value. We have elected to keep all residential loans for our own account rather than selling these loans into the secondary market. As of December 31, 2004, our residential real estate loan portfolio was $126.2 million, which represented 21.1% of our total loans.
      We retain a valid lien on real estate and obtain a title insurance policy that insures that the property is free of encumbrances. We also require hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by the Federal Emergency Management Agency, we require flood insurance. We offer the option to borrowers to advance funds on a monthly basis from which we make disbursements for items such as real estate taxes, private mortgage insurance and hazard insurance.
      Commercial Mortgage. In addition to business and industrial loans collateralized by real estate, we make commercial mortgage loans to finance the purchase of real property and the refinancing of such loans, which generally consists of real estate with completed structures. Commercial mortgage lending typically involves higher loan principal amounts and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. As a general practice, we require our commercial mortgage loans to be collateralized by well-managed income producing property with adequate margins and to be guaranteed by responsible parties. We look for opportunities where cash flow from the collateral provides adequate debt service coverage and the guarantor’s net worth is centered on assets other than the project we are financing.
      Our commercial mortgage loans are generally collateralized by first liens on real estate, have fixed or floating interest rates and amortize over a 15 to 25-year period with balloon payments due at the end of one to nine years. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.
      In underwriting commercial mortgage loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. Our policies require us to inspect properties on an annual basis, but our practice is to have more frequent inspections of properties, if possible. At December 31, 2004, we had $267.2 million in commercial mortgage loans, which represented 44.7% of our total loans.
      Consumer. We provide a variety of consumer loans, including automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2004, we had $12.6 million in consumer loans, which represented 2.1% of our total loans.
      Underwriting Strategy. We maintain few lending relationships that approach our legal lending limit of approximately $17.8 million. Lending officers are assigned various levels of loan approval authority based upon their respective levels of experience and expertise. New and renewed loans, or modifications to loans, in which the loan relationship is $2.0 million or above are evaluated weekly by our Senior Loan Committee, which consists of non-employee directors. Our strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices which include:

•	granting loans on a sound and collectible basis;

•	serving the legitimate needs of the community and our general market area while obtaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and

•	ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate.
      Our credit administration and compliance personnel interact regularly with commercial and consumer lenders to identify potential underwriting or technical exception variances. In addition, we have placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situations and thereby keep loan losses at a minimum.

      The contractual maturity ranges of our business and industrial, real estate and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2004 are summarized in the following table:

	As of December 31, 2004

		After One
	One Year	through	After Five
	or Less	Five Years	Years	Total

	(Dollars in thousands)
Business and industrial	$34,884	$26,690	$8,527	$70,101
Real estate:
Construction and land development	56,628	53,514	13,513	123,655
Residential mortgages	7,232	71,104	47,864	126,200
Commercial mortgages	12,878	168,896	85,384	267,158
Consumer and other	4,151	8,043	625	12,819

Total	$115,773	$328,247	$155,913	$599,933

Loans with a predetermined interest rate	$20,190	$169,713	$93,727	$283,630
Loans with a floating interest rate	95,583	158,534	62,186	316,303

Total	$115,773	$328,247	$155,913	$599,933

      As of December 31, 2004, 47.3% of our total loan portfolio carries fixed rates of interest and 52.7% of our loan portfolio has floating or adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, to decrease when current mortgage loan rates are substantially lower than rates on existing mortgages due primarily to the refinancing of adjustable rate and fixed rate loans at lower rates.

Nonperforming Assets
      We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and also monitor our delinquency levels for any negative or adverse trends, which are also monitored by our board of directors. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
      We place a loan on nonaccrual status and cease to accrue interest when loan payment performance is deemed uncertain, generally when a loan is 90 days past due. Loans where the interest payments jeopardize the collection of principal are placed on nonaccrual status, unless the loan is both well secured and in the process of collection. Cash payments received while a loan is classified as nonaccrual are recorded as a reduction of principal as long as doubt exists as to collection. We are sometimes required to revise the interest rate or repayment terms in a troubled debt restructuring.
      We obtain appraisals on loans secured by real estate with principal amounts in excess of $250,000, as required by applicable regulatory guidelines, and may update such appraisals for loans categorized as nonperforming loans and potential problem loans. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-down or appropriate additions to the allowance for loan losses. We record real estate acquired through foreclosure at fair value at the time of acquisition, less estimated costs to sell.

      The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Nonaccrual loans	$1,489	$2,496	$2,526	$467	$451
Accruing loans past due 90 days or more	62	—	—	20	294
Restructured loans	1,917	2,015	88	283	324
Other real estate	1,320	40	—	—	119

Total nonperforming assets	$4,788	$4,551	$2,614	$770	$1,188

Nonperforming assets to total loans and other real estate	0.80%	1.07%	0.76%	0.27%	0.47%
      Nonperforming assets were $4.8 million and $4.6 million as of December 31, 2004 and 2003, respectively. Our ratio of nonperforming assets to total loans and other real estate was 0.80% and 1.07% as of December 31, 2004 and 2003, respectively. Interest on nonperforming loans that would have been accrued under the original loan agreements was $65 thousand and $258 thousand for the years ended December 31, 2004 and December 31, 2003, respectively.
      We had restructured loans as of December 31, 2004 of $1.9 million, down from $2.0 million as of December 31, 2003. This decrease was related to payments received on the restructured loans. As of December 31, 2004 and December 31, 2003, we had other real estate totaling $1.3 million and $40 thousand, respectively. Other real estate increased by $1.3 million as of December 31, 2004 compared with December 31, 2003 due to defaults on two loans collateralized by commercial real estate. Subsequent to December 31, 2004, one commercial real estate property in the amount of $825 thousand was sold realizing a $2 thousand loss.
      As of December 31, 2004, loans totaling $12.2 million were classified as potential problem loans that are not reported in the table above. These loans are subject to management attention and their classification is reviewed on a quarterly basis.

Allowance for Loan Losses
      Our allowance for loan losses is a reserve established through monthly charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of two components: specific reserves and unallocated reserves. Generally, all loans that have been identified as impaired are reviewed on a monthly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower, and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the unallocated allowance calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.
      The allowance for loan losses represents management’s estimate of the amount necessary to provide for known and inherent losses in the loan portfolio in the normal course of business. We make specific allocations for each impaired loan based on its type and classification as discussed above. However, there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks, which management believes is prudent and consistent with regulatory requirements.
      We evaluate the adequacy of the unallocated portion of our allowance for loan losses through our migration analysis, which allows management to consider factors such as our historical loan loss experience, the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security and other relevant factors. Each factor is designated an adjustment percentage. These adjustment percentages are determined by our historical experience, portfolio trends and economic and industry trends. These percentages are combined with the historical loss percentages for each of the following categories: watch, special mention and substandard (for which there is no specific allocation), and the uncriticized portion of the following categories: business and industrial, construction and land development, residential mortgages, commercial mortgages and consumer and other. These combined percentages are then applied to the amount of loans in the respective categories to determine the amount of the unallocated portion of the allowance for loan losses, the results of which are set forth in the following table:

	As of December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Watch	$142	$327	$31	$49	$239
Special mention	430	132	214	12	123
Substandard	74	409	262	9	1
Business and industrial	1,156	901	556	558	432
Construction and land development	1,904	1,086	908	869	651
Residential mortgages	763	184	178	144	91
Commercial mortgages	2,787	1,842	1,380	913	601
Consumer and other	110	82	60	88	72

Total unallocated portion of allowance	$7,366	$4,963	$3,589	$2,642	$2,210

      This information is used by management to set the unallocated portion of the allowance for loan losses at a level it deems prudent. Our emphasis on continued diversification of our loan portfolio through the origination of construction loans, commercial mortgage loans and 1-4 family residential mortgage loans has been one of the more significant factors we have taken into account in evaluating the unallocated portion of our allowance for loan losses and provision for loan losses.
      Based on management’s assessment of the above factors, we recorded a provision for loan losses in 2004 of $3.0 million to reflect a 41.0% increase in gross loans, including a 52.1% increase in commercial mortgages. The provision for 2003 of $2.8 million reflected an increase in gross loans of 24.1%, as well as net charge-offs of $1.2 million.
      Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance for loan losses necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan losses to our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.
      This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for loan losses for both comparison periods. We increased the allowance for loan losses as a percentage of loans outstanding to 1.36% at December 31, 2004 from 1.33% at December 31, 2003, primarily to recognize the relatively unseasoned portion of the loan portfolio created by our significant loan growth. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.
      As an additional measure, we engage an independent third party risk assessment group to review our underwriting, documentation, risk grading analyses and methodology of determining the adequacy of the allowance for losses. This independent third party determines its own selection criteria to select loan relationships for review and evaluation. The third party’s evaluation and report is shared with management, our Audit Committee and, ultimately, our Board of Directors.
      As of December 31, 2004, we had $3.4 million of loans classified as substandard, doubtful or loss compared with $7.0 million as of December 31, 2003, a decrease of $3.6 million, all of which occurred in the substandard category. As of December 31, 2004 and 2003, we had specific allocations of $755 thousand and $687 thousand, respectively, in the allowance for loan losses related to these classified loans.
      Our loan and watch list also classifies loans as “watch” and “special mention,” which further aids us in monitoring the quality of our loan portfolio. Loans classified as watch or special mention show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the borrower have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful or loss) but do show weakened elements as compared with those of a satisfactory credit. We review these loans to assist in our assessment of the adequacy of the allowance for loan losses. As of December 31, 2004, we had $12.0 million of such loans, compared with $12.7 million as of December 31, 2003.
      The following table summarizes the activity in our allowance for loan losses during the periods indicated:

	As of and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Average loans outstanding	$509,142	$383,844	$305,912	$265,342	$226,133

Total loans outstanding at end of period	$598,292	$424,479	$342,085	$280,921	$250,195

Allowance for loan losses at beginning of period	$5,650	$4,006	$3,371	$2,501	$1,899
Provision for loan losses	2,950	2,821	1,590	900	709
Charge-offs:
Business and industrial	(242)	(516)	(580)	—	(84)
Real estate	(262)	(673)	(313)	(25)	(52)
Consumer	(110)	(337)	(115)	(86)	(25)

Total charge-offs	(614)	(1,526)	(1,008)	(111)	(161)

Recoveries:
Business and industrial	50	185	41	37	11
Real estate	63	51	1	21	17
Consumer	22	113	11	23	26

Total recoveries	135	349	53	81	54

Net charge-offs	(479)	(1,177)	(955)	(30)	(107)

Allowance for loan losses at end of period	$8,121	$5,650	$4,006	$3,371	$2,501

Allowance for loan losses to end of period loans	1.36%	1.33%	1.17%	1.20%	1.00%
Net charge-offs to average loans	0.09	0.31	0.31	0.01	0.05
Allowance for loan losses to end of period nonperforming loans	234.17	125.25	153.25	437.79	233.96

      As of December 31, 2004, the allowance for loan losses amounted to $8.1 million or 1.36% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 234.17% and 125.25% as of December 31, 2004 and December 31, 2003, respectively. As of December 31, 2003, the allowance for loan losses totaled $5.7 million or 1.33% of total loans.
      Net charge-offs were $479 thousand for the year ended December 31, 2004 compared with $1.2 million for the same period in 2003. These net charge-offs represented 0.09% and 0.31% of average loans for the years ended December 31, 2004 and 2003, respectively.
      The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of December 31,

	2004		2003

		Percent of		Percent of
		Loans to		Loans to
	Amount	Gross Loans	Amount	Gross Loans

		(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Business and industrial	$208	11.7%	$—	13.0%
Real estate:
Construction and land development	100	20.6	—	15.4
Residential mortgages	7	21.0	92	27.6
Commercial mortgages	352	44.6	519	41.3
Consumer and other	88	2.1	76	2.7
Unallocated	7,366	—	4,963	—

Total allowance for loan losses	$8,121	100.0%	$5,650	100.0%

	As of December 31,

	2002		2001		2000

		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans

Balance of allowance for loan losses applicable to:
Business and industrial	$395	15.3%	$483	20.8%	$148	19.5%
Real estate:
Construction and land development	—	15.7	—	17.8	—	17.3
Residential mortgages	—	28.9	45	28.3	45	34.5
Commercial mortgages	—	36.8	160	28.6	10	23.5
Consumer and other	22	3.3	41	4.5	88	5.2
Unallocated	3,589	—	2,642	—	2,210	—

Total allowance for loan losses	$4,006	100.0%	$3,371	100.0%	$2,501	100.0%

Securities
      We use our securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal deposits pledging requirements and to manage asset quality. Securities totaled $488.5 million as of December 31, 2004 compared with $412.6 million as of December 31, 2003, an increase of $75.9 million or 18.4%. The increase was primarily due to an increase of $30.8 million in U.S. Treasury/ Agency securities. As of December 31, 2004, securities represented 43.2% of total assets compared with 46.7% of total assets as of December 31, 2003. The average life of the total securities portfolio as of December 31, 2004 was approximately 2.8 years.

      Mortgage-backed securities (MBSs) are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Investors assume that the Federal government will support these agencies, although it is under no obligation to do so. Other MBSs securities are issued by Ginnie Mae, which is a Federal agency, guaranteed by the U.S. government.
      Unlike U.S. Treasury/Agency securities, which have a lump sum payment at maturity, MBSs provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBSs which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, MBSs purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBSs do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated average lives of these securities.
      Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac or they can be private-label pools. CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes, or traunches, to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.
      The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2004. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of a CMO or MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages. Tax-exempt obligations are not presented on a tax-equivalent basis.

	As of December 31, 2004

	Due within		After One but		After Five but
	One Year		within Five Years		within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
U.S. Treasury/ Agency securities	$—	—%	$266,979	2.92%	$11,993	3.41%	$—	—%	$278,972	2.94%
Mortgage-backed securities	151	6.02	8,445	4.42	77,426	3.76	15,298	4.10	101,320	3.86
Collateralized mortgage obligations	—	—	—	—	1,412	4.07	82,490	3.91	83,902	3.91
Obligations of state and political subdivisions	130	5.86	2,027	3.10	456	3.45	8,110	4.82	10,723	4.44

Total	$281	5.94%	$277,451	2.96%	$91,287	3.71%	$105,898	4.00%	$474,917	3.34%

Other					1,498	7.50%			1,498	7.50%

Equities(1)									18,746

Total									$495,161

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, investment in Community Reinvestment Act funds and the common securities of our wholly-owned subsidiary trusts.

      Contractual maturity of MBSs and CMOs is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. An analysis as of December 31, 2004 shows the following estimated average lives: fixed MBS-3.5 years; adjustable MBS-5.6 years; fixed CMOs-3.7 years. The estimated average life will change if interest rates change. The average life of the total securities portfolio is 2.8 years as of December 31, 2004.
      As of December 31, 2004, investment securities totaled $488.5 million, an increase of $75.9 million or 18.4% compared with $412.6 million as of December 31, 2003. As of December 31, 2004, investment securities represented 43.2% of total assets compared with 46.7% of total assets as of December 31, 2003.
      The following table summarizes the amortized cost and fair values of investment securities as of the dates shown. There were no securities classified as held-to-maturity as of December 31, 2003 and 2002:

	As of December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury/ Agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251

Total	$481,793	$367	$(7,005)	$475,155

Held-to-Maturity:
Collateralized mortgage obligations	$5,275	$—	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232

Total	$13,368	$146	$(21)	$13,493

	As of December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury/ Agency securities	$245,977	$374	$(2,376)	$243,975
Mortgage-backed securities	71,419	639	(277)	71,781
Collateralized mortgage obligations	83,308	151	(970)	82,489
Obligations of state and political subdivisions	2,525	60	(269)	2,316
Other securities	12,040	19	—	12,059

Total	$415,269	$1,243	$(3,892)	$412,620

	As of December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury/ Agency securities	$100,642	$491	$(3)	$101,130
Mortgage-backed securities	41,741	1,308	(1)	43,048
Collateralized mortgage obligations	27,124	157	(17)	27,264
Obligations of state and political subdivisions	1,951	82	—	2,033
Other securities	3,725	—	—	3,725

Total	$175,183	$2,038	$(21)	$177,200

      As of December 31, 2004, we had unrealized net losses of $6.6 million in our available-for-sale securities portfolio compared with unrealized net losses of $2.6 million as of December 31, 2003. This $4.0 million increase in unrealized net losses is attributable principally to increases in market interest rates from December 31, 2003 to December 31, 2004.
      On a quarterly basis, we evaluate our securities portfolio for other than temporary impairment. Each investment, which has an indicative market value less than the book value is reviewed by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is “other than temporary:” (1) the length of time and extent to which the market value has been less than book value; (2) the financial condition and near-term prospects of the issuer; or (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that we consider in determining intent and ability is a review of our capital adequacy, interest rate risk profile and liquidity. An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary.
      We account for securities according to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, we are required to classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

Deposits
      Deposits, which represent 83.5% of our interest rate-sensitive liabilities as of December 31, 2004, have historically been the primary source of funding our asset growth. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposit accounts consist of demand, savings, money market and time accounts. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits. We have on occasion utilized brokered deposits as a funding source, not to exceed 20% of our total deposits.

      The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Regular savings	$7,192	0.39%	$7,175	0.41%	$9,434	2.01%
NOW accounts	192,362	1.19	115,001	0.98	112,864	1.79
Money market accounts	135,311	1.63	113,846	1.40	109,162	2.08
Time deposits less than $100,000	107,491	2.44	74,894	2.65	61,349	3.73
Time deposits $100,000 and over	260,524	2.46	185,074	2.59	86,393	4.15

Total interest-bearing deposits	702,880	1.93	495,990	1.92	379,202	2.73
Noninterest bearing deposits	104,725	—	95,080	—	95,386	—

Total deposits	$807,605	1.68%	$591,070	1.61%	$474,588	2.18%

      Average total deposits increased by $216.5 million or 36.6% to $807.6 million for 2004 compared with $591.1 million for 2003. Average certificates of deposit grew by $108.0 million or 41.5% to $368.0 million for 2004, and average NOW accounts and average money market accounts increased $98.9 million or 43.2% to $327.7 million for 2004.
      As of December 31, 2004, NOW accounts, money market accounts and savings deposits accounted for 45.8% of total deposits, while certificates of deposit made up 41.4% of total deposits. As of December 31, 2004, we had $110.9 million in noninterest-bearing deposits compared with $101.7 million as of December 31, 2003. The average cost of deposits, including noninterest-bearing deposits, was 1.68% for the year ended December 31, 2003 compared with 1.61% for the year ended December 31, 2002. The slight increase in the average cost of deposits was primarily due to the increase in market rates.
      As of December 31, 2003, NOW accounts, money market accounts and savings deposits accounted for 39.9% of total deposits, while certificates of deposit made up 44.0% of total deposits. As of December 31, 2003, we had $101.7 million in noninterest-bearing deposits compared with $113.0 million as of December 31, 2002. The average cost of deposits, including noninterest-bearing deposits, was 1.61% for the year ended December 31, 2003 compared with 2.18% for the year ended December 31, 2002. The decrease in the average cost of deposits was primarily due to rate decreases initiated by management.
      The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2004, 2003, and 2002 was 13.0%, 16.1%, and 20.1%, respectively.
      The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

As of December 31, 2004

(Dollars in thousands)
Three months or less	$88,264
Over three months through six months	48,950
Over six months through one year	110,302
Over one year	15,512

Total	$263,028

      While a majority of the certificates of deposit in amounts of $100,000 or more will mature during 2004, management expects that a significant portion of these deposits will be renewed. Historically, our large time deposits have been stable and management believes that the rates offered on certificates of deposit are comparable with rates offered by competition in its market areas. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on our liquidity. However, we have other available funding sources, such as purchased funds from correspondent banks and Federal Home Loan Bank advances, to mitigate this effect.

Borrowings
      We utilize borrowings to supplement deposits in funding our lending and investing activities. We utilize various FHLB products including short-term fundings or federal funds purchased, with terms ranging from overnight to several days, as well as blanket advances. We have occasionally borrowed funds under longer term option advances, at fixed rates, with maturities ranging from five to ten years, with call features attached. All borrowings from FHLB are collateralized by investment securities and by a blanket pledge on certain types of loans. Additionally, we have borrowing arrangements with other banks for various unsecured federal funds purchased lines, ranging from $10 million to $15 million per line. As of December 31, 2004, we had FHLB borrowings of $132.9 million, including a $75 million three-year advance which matures on August 24, 2007.
      The following table summarizes our outstanding bank note borrowings as of the dates and for the periods indicated:

	As of and for the
	Years Ended
	December 31,

	2004	2003	2002

	(Dollars in thousands)
Ending balance	—	$—	$7,080
Average balance for the period	—	1,651	7,562
Maximum month-end balance during the period	—	7,080	8,020
Average interest rate for the period	—	3.15%	3.59%
Weighted average interest rate at the end of the period	—	3.10%	3.54%
      During the first quarter of 2003, utilizing proceeds from the issuance of $10.3 million in junior subordinated debentures to a newly formed subsidiary trust, we repaid $6.8 million of notes payable owed to Wells Fargo Bank.
      As of December 31, 2004 and 2003, we had four issues of junior subordinated debentures outstanding totaling $38.3 million as follows:

			Interest			Junior
			Rate at		Interest	Subordinated	Final
	Issuance		December 31,	Fixed/	Rate	Debt Owed	Maturity
Description	Date	Call Date	2004	Adjustable	Basis	to Trusts	Date

	(Dollars in thousands)
SNB Capital Trust I	12/6/2000	12/6/2005	10.20%	Fixed	N/A	$7,320	12/6/2030
SNB Statutory Trust II	3/26/2003	3/26/2008	5.70%	Adjustable Quarterly	3 mo LIBOR + 3.15%	10,310	3/26/2033
SNB Capital Trust III	3/27/2003	3/27/2008	5.22%	Adjustable Quarterly	3 mo LIBOR + 3.15%	10,310	3/27/2033
SNB Capital Trust IV	9/25/2003	9/25/2008	5.55%	Adjustable Quarterly	3 mo LIBOR + 3.00%	10,310	9/25/2033
      Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by us. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust provided such trust has funds to pay the interest and principal.

      Under the provisions of each issue of the debentures, we have the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on any issue of the debentures are deferred, the distributions on the applicable trust preferred securities will also be deferred. However, the interest due would continue to accrue during any such interest payment deferral period.
      In late 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that trust preferred securities be deconsolidated from our consolidated financial statements. We adopted FIN 46R on January 1, 2004 and as a result, no longer reflect the trust preferred securities in our consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in our consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in our consolidated statements of income.
      The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Because we had no goodwill at December 31, 2004, this part of the final rule would not impact the amount of trust preferred securities that we can include in Tier 1 capital. The new quantitative limits will be fully effective March 31, 2009.
      Each of the trusts issuing the trust preferred securities holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Liquidity
      Liquidity involves our ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis. Our liquidity needs are primarily met by growth in core deposits. Core deposits exclude time deposits over $100,000. These “jumbo” deposits are characteristically more sensitive to changes in interest rates and, thus, are not considered a part of core funding. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, we do not rely on these external funding sources. We maintain investments in liquid assets based upon management’s assessment of cash needs, expected deposit flows, objectives of its asset/liability management program, availability of federal funds or FHLB advances, and other available yield on liquid assets. Several options are available to increase liquidity, including the sale of investments and loans, increasing deposit marketing activities, and borrowing from the FHLB or correspondent banks. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.
      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2004, we had cash and cash equivalents of $21.2 million, down from $27.9 million as of December 31, 2003. The decrease was primarily due to a decrease in deposits with the Federal Reserve Bank in connection with check-clearing.

Contractual Obligations
      Our future cash payments associated with contractual obligations (other than deposit obligations) as of December 31, 2004 are summarized below:

	Payments Due in:

		Fiscal	Fiscal
	2005	2006-2008	2009-2010	Thereafter	Total

	(Dollars in thousands)
FHLB advances	$—	$75,000	$—	$—	$75,000
Junior subordinated debentures	—	—	—	38,250	38,250
Interest expense related to junior subordinated debentures	747	2,241	1,494	14,940	19,422
Operating leases	271	189	44	—	504
Building construction	3,081	—	—	—	3,081

Total	$4,099	$77,430	$1,538	$53,190	$136,257

      The interest expense obligation on our fixed rate junior subordinated debentures is calculated based on the stated contractual interest rate. Interest on variable rate obligations is not included.

Off-Balance Sheet Arrangements
      In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
      Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2004 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments Due in:

		Fiscal	Fiscal
	2005	2006-2007	2008-2009	Thereafter	Total

	(Dollars in thousands)
Standby letters of credit	$1,667	$6	$27	$413	$2,113
Commitments to extend credit	50,882	8,875	18,573	18,995	97,325

Total	$52,549	$8,881	$18,600	$19,408	$99,438

      Standby Letters of Credit. Standby letters of credit are written conditional commitments we issue to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer.
      Commitments to Extend Credit. We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Interest Rate Sensitivity and Market Risk
      Our asset liability and funds management policy provides management with the necessary guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within established guidelines.
      As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.
      Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks.
      Our exposure to interest rate risk is managed by the Bank’s Asset Liability Committee (ALCO), which is composed of outside members of the board of directors of the Bank as well as our senior officers in accordance with policies approved by the Bank’s board of directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital, based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. We have traditionally managed our business to reduce our overall exposure to changes in interest rates; however, under current policies of our board of directors, management has been given some latitude to increase our interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on our financial performance in the future than they have had historically.
      To effectively measure and manage interest rate risk, we use an interest rate shock simulation model to determine the impact on our net interest income and on our investment portfolio and its resultant impact, net of Federal income taxes, on our shareholders’ equity, under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by the Bank’s ALCO committee on an ongoing basis.
      We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not currently enter into instruments such as leveraged derivatives, structured notes, interest rate swaps, caps, floors, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk.
      An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP) and by analyzing the effects of interest rate changes on net interest income over moving 12-month periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.
      The following table sets forth our interest rate sensitivity analysis as of December 31, 2004:

	Volumes Subject to Repricing within

						Greater
	0-30	31-180	181-365	1-3	3-5	Than
	Days	Days	Days	Years	Years	5 Years	Total

	(Dollars in thousands)
Interest-earning assets:
Securities	$19,452	$613	$698	$176,326	$111,843	$179,591	$488,523
Loans	279,897	38,506	30,901	67,801	105,842	76,986	599,933

Total interest-earning assets	299,349	39,119	31,599	244,127	217,685	256,577	1,088,456
Interest-bearing liabilities:
NOW, money market and savings deposits	$398,051	$—	$—	$—	$—	$—	$398,051
Certificates of deposit and other time deposits	31,854	146,965	158,798	19,857	2,003	—	359,477
Borrowed funds	57,900	—	—	75,000	—	—	132,900
Junior subordinated debentures	—	30,930	—	—	—	7,320	38,250

Total interest-bearing liabilities	487,805	177,895	158,798	94,857	2,003	7,320	928,678
Cumulative GAP	$(188,456)	$(327,232)	$(454,431)	$(305,161)	$(89,479)	$159,778
Cumulative GAP to total assets	(16.68)%	(28.98)%	(40.21)%	(27.00)%	(7.92)%	14.14%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	61.37%	50.84%	44.88%	66.81%	90.29%	117.20%
      Our one-year cumulative GAP position as of December 31, 2004 was negative $454.4 million or (40.2)% of assets. This is a one-day position that is continually changing and is not indicative of our position at any other time. We are liability sensitive because, in part, we maintain high balances of public fund NOW accounts and money market accounts which are subject to immediate changes in interest rates. Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
      In addition to GAP analysis, we use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. We assume instantaneous and sustained 200 and 100 basis point increases and a 50 basis point decline in the yield curve. Management then prepares assumptions on how the various rates on interest-earning assets and interest-bearing liabilities would react to these basis point shocks. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The ALCO approves the interest rate assumptions on at least a quarterly basis.

      The following table sets forth our simulation analysis as of December 31, 2004:

% Change in
Change in Rates	Net Income

-50 bp	13.62%
0 bp	—
+100 bp	(17.26)%
+200 bp	(35.17)%
      Based on the December 31, 2004 simulation analysis, we estimate our net income would decrease by approximately 35.17% over the next 12 months assuming an instantaneous and sustained 200 basis point increase in rates. A 100 basis point instantaneous and sustained increase in rates would decrease our net income by approximately 17.26% over the next 12 months, while a 50 basis point instantaneous and sustained decrease in rates over the same period would increase our net income by approximately 13.62% for the period. Our policy guidelines for the impact of interest rate shocks on our net income is +/- 20%. The ALCO Committee is responsible for determining what steps, if any, should be taken to bring the shock results in line with policy. The ALCO Committee considers whether the results are temporary or long-term, the magnitude of the shock results, the average lives of the interest-earning assets and interest-bearing liabilities and the requirement for liquidity needs versus earnings improvement.
      Our simulation analysis assumes an immediate change in interest rates for those interest-earning assets and interest-bearing liabilities that could change immediately. For other such assets and liabilities, the rates change when the related assets and liabilities mature or reprice. We have found that historically interest rates on deposits change more slowly than assets in a rising rate environment than in a declining rate environment.

Shareholders’ Equity
      Shareholders’ equity as of December 31, 2004 was $86.4 million, an increase of $55.6 million or 180.8% compared with shareholders’ equity of $30.8 million as of December 31, 2003. The increase was primarily due to net proceeds from our initial public offering of $52.2 million and net earnings of $5.9 million, partially offset by the increase in unrealized losses on available-for-sale securities of $2.6 million, net of tax. Total shareholders’ equity was $30.4 million as of December 31, 2002.

Regulatory Capital
      Capital management consists of providing equity to support both current and future operations. We are subject to capital adequacy requirements imposed by the Federal Reserve and the bank is subject to capital adequacy requirements imposed by the OCC. Both the Federal Reserve and the OCC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
      The risk-based capital standards issued by the Federal Reserve require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based capital” (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

      The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (leverage ratio) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.
      The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.
      The following table provides a comparison of our capital ratios and those of the Bank as of December 31, 2004 to the minimum and well-capitalized regulatory standards:

			To be Categorized as
			Well-Capitalized
	Minimum Required for		under Prompt
	Capital Adequacy		Corrective Action	Actual Ratio at
	Purposes		Provisions	December 31, 2004

SNB Bancshares, Inc.
Leverage ratio	4.00	%(1)	N/A	10.87%
Tier 1 risk-based capital ratio	4.00		N/A	17.72
Risk-based capital ratio	8.00		N/A	19.86
Southern National Bank of Texas
Leverage ratio	4.00	%(2)	5.00%	9.89%
Tier 1 risk-based capital ratio	4.00		6.00	16.17
Risk-based capital ratio	8.00		10.00	17.35

(1)	The Federal Reserve may require us to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.
      A portion of the trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Because we had no goodwill at December 31, 2004, this part of the final rule would not impact the amount of trust preferred securities that we can include in Tier 1 capital. The new quantitative limits will be fully effective March 31, 2009.
      Each of the trusts issuing the trust preferred securities holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      For information regarding the market risk of our financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Condition — Interest Rate Sensitivity and Market Risk.” Our principal market risk exposure is to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence on page 48 of this Annual Report on Form 10-K which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)
      The following table presents certain unaudited quarterly financial information concerning our results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2004				2003

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share data)
Interest income	$13,275	$12,279	$11,156	$9,943	$9,377	$8,589	$7,851	$7,421
Interest expense	5,295	4,713	4,188	3,810	3,648	3,136	2,796	2,479

Net interest income	7,980	7,566	6,968	6,133	5,729	5,453	5,055	4,942
Provision for loan losses	675	625	900	750	720	660	726	715

Net interest income after provision for loan losses	7,305	6,941	6,068	5,383	5,009	4,793	4,329	4,227
Noninterest income	345	543	488	744	332	356	862	759
Noninterest expense	5,461	4,731	4,410	4,219	4,130	3,845	3,769	3,745

Income before income taxes	2,189	2,753	2,146	1,908	1,211	1,304	1,422	1,241
Provision for income taxes	736	935	729	649	412	443	484	422

Net income	$1,453	$1,818	$1,417	$1,259	$799	$861	$938	$819

Earnings per share:
Basic	$0.12	$0.20	$0.20	$0.18	$0.11	$0.12	$0.13	$0.12
Diluted	0.11	0.19	0.20	0.17	0.11	0.12	0.13	0.11
Weighted average shares outstanding:
Basic	12,432	9,137	6,994	6,994	6,994	6,994	6,994	6,994
Diluted	12,833	9,347	7,233	7,197	7,166	7,249	7,156	7,154
      Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosures
      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2004.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities Exchange Commission’s rules and forms.
      Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The information under the captions “Election of Directors,” “Executive Officers,” “Corporate Governance and Nominating Procedures — Committees of the Board of Directors — Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Nominating Procedures — Code of Ethics” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference in response to this item.

Item 11.	Executive Compensation
      The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information under the caption “Beneficial Ownership of Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Securities Authorized for Issuance under Equity Compensation Plans
      The Company currently has one stock option plan, which was approved by the Company’s shareholders. The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding
	Outstanding Options,	Exercise Price of	Securities Reflected
	Warrants and Rights	Outstanding Options	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,281,700	$9.29	16,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,281,700	$9.29	16,000

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Interests of Management and Others in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services
      The information under the caption “Independent Registered Public Accounting Firm Fees and Services” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules
      Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 48 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

•	Notes to consolidated financial statements

Financial Statement Schedules
      All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or related notes.

Exhibits
      Each Exhibit marked with an asterisk is filed, other than Exhibits 32.1 and 32.2 which are furnished, with this Annual Report on Form 10-K.

Exhibit
Number(1)		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

4.1		Specimen Certificate Representing Shares of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.1†	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.2†	Employment Agreement between the Company and Harvey E. Zinn (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.3†	Employment Agreement between the Company and Dan Agnew(incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.4†	Employment Agreement between the Company and R. Darrell Brewer (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

21.1		Subsidiaries of SNB Bancshares, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

23	.1*	Consent of Deloitte & Touche LLP

31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNB BANCSHARES, INC.

By:	/s/ Harvey Zinn

Harvey Zinn
President and Chief Executive Officer
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stewart Morris Stewart Morris	Senior Chairman of the Board	March 31, 2005

/s/ Caralisa Morris Simon Caralisa Morris Simon	Chairman of the Board	March 31, 2005

/s/ Harvey Zinn Harvey Zinn	President and Chief Executive Officer and Director (principal executive officer)	March 31, 2005

/s/ R. Darrell Brewer R. Darrell Brewer	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer	March 31, 2005

/s/ Wallace J. McKenzie Wallace J. McKenzie	Director	March 31, 2005

/s/ Richard D. Parker Richard D. Parker	Director	March 31, 2005

/s/ Edmond S. Solymosy Edmond S. Solymosy	Director	March 31, 2005

/s/ James W. Stevens James W. Stevens	Director	March 31, 2005

/s/ Robert Viles, M.D. Robert Viles, M.D.	Director	March 31, 2005

/s/ Dan Wilford Dan Wilford	Director	March 31, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SNB Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of SNB Bancshares, Inc.
Sugar Land, Texas
      We have audited the accompanying consolidated balance sheets of SNB Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SNB Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Houston, Texas
March 24, 2005

SNB BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003

	(In thousands, except share
	data)
ASSETS
Cash and cash equivalents (Note 2)	$21,235	$27,928
Federal funds sold	—	3,195
Available for sale securities (Note 3), at fair value (amortized cost of $481,793 and $415,269 at December 31, 2004 and 2003, respectively)	475,155	412,620
Held to maturity securities (Note 3), at amortized cost (fair value of $13,493 at December 31, 2004)	13,368	—
Loans (Notes 4 and 5)	598,292	424,479
Less allowance for loan losses (Note 6)	(8,121)	(5,650)

Net Loans	590,171	418,829

Premises and equipment — Net (Note 7)	16,137	12,691
Accrued interest receivable	4,485	3,500
Other assets	9,537	5,078

TOTAL	$1,130,088	$883,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$110,858	$101,749
Interest-bearing (Note 8)	757,528	632,222

Total deposits	868,386	733,971
Other borrowings (Note 9)	132,900	77,800
Accrued interest payable	2,724	2,089
Junior subordinated debentures (Note 17)	38,250	38,250
Other liabilities	1,427	964

Total liabilities	1,043,687	853,074

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS’ EQUITY (Notes 11 and 16):
Preferred stock, $0.01 par value — 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value — 50,000,000 and 20,000,000 shares authorized, 9,753,612 and 3,735,523 shares issued and outstanding at December 31, 2004 and 2003, respectively	98	37
Class B stock, $0.01 par value — 3,216,781 and 5,227,575 shares authorized, 2,679,041 and 3,258,466 shares issued and outstanding at December 31, 2004 and 2003, respectively	27	33
Capital surplus	66,173	13,974
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities — net of taxes (Note 3)	(4,315)	(1,748)
Retained earnings	24,418	18,471

Total shareholders’ equity	86,401	30,767

TOTAL	$1,130,088	$883,841

See notes to consolidated financial statements.

SNB BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
INTEREST INCOME:
Loans-including fees	$30,770	$24,200	$21,659
Securities:
Taxable	15,527	8,904	7,256
Nontaxable	202	96	109
Federal funds sold and earning deposits	154	38	347

Total interest income	46,653	33,238	29,371

INTEREST EXPENSE:
Demand deposits	4,514	2,757	4,480
Certificates and other time deposits	9,041	6,753	5,883
Other borrowings	4,451	2,549	1,156

Total interest expense	18,006	12,059	11,519

NET INTEREST INCOME	28,647	21,179	17,852
PROVISION FOR LOAN LOSSES	2,950	2,821	1,590

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	25,697	18,358	16,262

NONINTEREST INCOME:
Service charges on deposit accounts	786	873	884
Gains on sales of securities-net	700	880	454
Other	634	556	555

Total noninterest income	2,120	2,309	1,893

NONINTEREST EXPENSE:
Salaries and employee benefits	11,365	9,328	7,709
Net occupancy expense	1,820	1,679	1,380
Data processing	1,218	1,163	1,099
Legal and professional fees	653	571	463
FDIC deposit insurance premium	115	83	72
Other	3,650	2,665	2,628

Total noninterest expense	18,821	15,489	13,351

EARNINGS BEFORE INCOME TAXES	8,996	5,178	4,804
PROVISION FOR INCOME TAXES	3,049	1,761	1,642

NET EARNINGS	$5,947	$3,417	$3,162

EARNINGS PER SHARE:
Basic	$0.67	$0.49	$0.56
Diluted	$0.65	$0.48	$0.56
See notes to consolidated financial statements.

SNB BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				Other
				Comprehensive		Total
	Common	Class B	Capital	Income	Retained	Shareholders’
	Stock	Stock	Surplus	(Loss)	Earnings	Equity

	(In thousands, except share data)
BALANCE — December 31, 2001	$5	$37	$—	$(400)	$11,892	$11,534
Change in unrealized gain (loss) on available-for-sale securities — net				2,031		2,031
Less reclassification adjustment for gains included in net earnings — net of tax				(300)		(300)
Net Earnings					3,162	3,162

Total comprehensive income (Note 1)						4,893

Conversion of 412,823 shares of Class B stock into 412,823 shares of common stock	4	(4)				—
Issuance of 2,820,000 shares of common stock	28		13,974			14,002

BALANCE — December 31, 2002	37	33	13,974	1,331	15,054	30,429
Change in unrealized gain (loss) on available-for-sale securities — net				(2,499)		(2,499)
Less reclassification adjustment for gains included in net earnings — net of tax				(580)		(580)
Net Earnings					3,417	3,417

Total comprehensive income (Note 1)						338

Conversion of 47,645 shares of Class B stock into 47,645 shares of common stock	—	—				—

BALANCE — December 31, 2003	37	33	13,974	(1,748)	18,471	30,767
Change in unrealized gain (loss) on available-for-sale securities — net				(2,105)		(2,105)
Less reclassification adjustment for gains included in net earnings — net of tax				(462)		(462)
Net Earnings					5,947	5,947

Total comprehensive income (Note 1)						3,380

Conversion of 610,425 shares of Class B stock into 610,425 shares of common stock	6	(6)				—
Issuance of 5,438,664 shares of common stock	55		52,199			52,254

BALANCE — December 31, 2004	$98	$27	$66,173	$(4,315)	$24,418	$86,401

See notes to consolidated financial statements.

SNB BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,947	$3,417	$3,162
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,293	1,416	1,301
Provision for loan losses	2,950	2,815	1,590
Amortization and accretion of premiums and discounts on investment securities — net	841	1,682	337
Gain on sales of securities — net	(700)	(880)	(454)
Loss on sale of real estate acquired by foreclosure	88	—	—
Increase in accrued interest receivable	(985)	(1,522)	(150)
Decrease (increase) in other assets	(1,088)	(6,151)	(518)
Increase (decrease) in accrued interest payable	635	402	(695)
Increase (decrease) in other liabilities	463	(442)	697

Net cash provided by operating activities	9,444	737	5,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(13,517)	—	—
Purchases of available-for-sale securities	(296,100)	(582,641)	(253,890)
Proceeds from sales of available-for-sale securities	188,250	282,874	164,317
Proceeds from maturities, calls or principal repayments of investment securities	41,334	59,854	43,979
Proceeds from sales of real estate acquired by foreclosure	1,578	—	—
Net increase in loans	(177,588)	(83,572)	(62,119)
Decrease in federal funds sold	3,195	—	—
Purchase of bank premises and equipment	(5,058)	(1,534)	(3,628)

Net cash used in investing activities	(257,906)	(325,019)	(111,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	134,415	207,800	105,407
Net increase (decrease) in other borrowings	55,100	70,220	(10,940)
Issuance of junior subordinated debentures, net	—	30,000	—
Proceeds from sale of common stock	52,254	—	14,002

Net cash provided by financing activities	241,769	308,020	108,469

DECREASE IN CASH AND CASH EQUIVALENTS	(6,693)	(16,262)	2,398
CASH AND EQUIVALENTS — Beginning of year	27,928	44,190	41,792

CASH AND EQUIVALENTS — End of period	$21,235	$27,928	$44,190

SUPPLEMENTAL DISCLOSURES:
Interest paid	$17,371	$11,610	$12,191
Income taxes paid	4,193	3,079	1,214
Other real estate owned acquired through foreclosure	3,296	40	—
See notes to consolidated financial statements.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.	Organization, Nature of Operations and Summary of Significant Accounting and Reporting Policies
      Organization — SNB Bancshares, Inc. (the “Parent”) and its subsidiary Southern National Bank of Texas (the “Bank”) provide retail and commercial banking services. The Bank was incorporated on January 10, 1985 as a commercial bank. The Bank provides a broad line of financial products and services to small to medium-sized businesses and consumers through its four community banking offices in southwest Houston, Sugar Land and Katy, Texas.
      Nature of Operations — The Bank is a full-service commercial/ community bank offering real estate lending, consumer lending and commercial lending, primarily to small to medium-sized businesses, families and individuals. The Bank accepts deposits, which include noninterest-bearing checking, savings, money market and certificates of deposit.
      Summary of Significant Accounting and Reporting Policies — The accounting and reporting policies of the Parent and its subsidiaries (collectively, the “Company”) conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry. A summary of significant accounting policies is as follows:
      Basis of Presentation — The consolidated financial statements include the accounts of the Parent and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain items in prior financial statements have been reclassified to conform to the current presentation.
      Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the allowance for loan losses.
      Securities — Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods are classified as available-for-sale and carried at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities within the available-for-sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other economic factors. Management determines the appropriate classification of securities at the time of purchase.
      Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets. Interest earned on these assets is included in interest income.
      Loans — Loans are stated at the principal amount outstanding, net of unearned fees. The related interest income is recognized using the simple interest method. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan as an adjustment of yield.
      Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for loan losses related to impaired loans is determined based on the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Nonaccrual, Past Due and Restructured Loans — Included in this loan category are loans which have been categorized by management as nonaccrual because payment performance has been deemed uncertain and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments. Generally, when the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued prior to the judgment of uncollectibility is charged to operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.
      Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.
      Allowance for Loan Losses — The allowance for loan losses is a valuation allowance available for known and inherent losses in the loan portfolio. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.
      Management estimates the likely level of losses to determine whether the allowance for loan losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be appropriate considering estimated losses.
      Management’s judgment as to the level of losses on existing loans involves the consideration of current economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, probable credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control.
      We make specific allowances for each loan based on its type and classification. However, there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or categories of loans, including general economic and business conditions and credit quality trends. We have established an unallocated portion of the allowance based on our evaluation of these risks, which management believes is prudent and consistent with regulatory requirements. The allowance is also subject to regulatory examinations and determination by the regulatory agencies as to the adequacy of the allowance.
      Estimates of credit losses involve an exercise of judgment. While it is reasonably possible that in the near term the Company may sustain losses which are substantial in relation to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the balance sheets is appropriate considering losses which may exist in the current loan portfolio.
      Premises and Equipment — Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets ranging from 4 to 20 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or their estimated useful lives, whichever is shorter.
      Real Estate Acquired by Foreclosure — Real estate acquired by foreclosure is recorded at fair value less costs to sell. Any adjustments to reflect declines in value below the recorded amounts are recognized as a valuation allowance. Increases or decreases in the valuation allowance are charged or credited to income.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expenses. Real estate acquired by foreclosure at December 31, 2004 and 2003 was approximately $1.3 million and $40 thousand, respectively.
      Income Taxes — The Parent files a consolidated federal income tax return with its subsidiaries. Each computes federal income taxes as if it filed a separate return and remits to, or is reimbursed by, its Parent based on the portion of taxes currently due or refundable.
      Deferred income taxes are accounted for by applying statutory tax rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in enacted tax laws or rates.
      Realization of net deferred tax assets is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.
      Recent Accounting Standards — In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity is required to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, it they occur. As of December 31, 2004, the Company had no investments in variable interest entities requiring consolidation. Upon adoption of FIN 46R on January 1, 2004, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. Instead, the junior subordinated debentures issued by the Parent to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in the consolidated statements of income. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Adoption of FIN 46R did not affect previously reported amounts for net earnings or shareholders’ equity.
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. The Company adopted SFAS 150 on January 1, 2004 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FSAB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application “(modified prospective application”.) Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $213 thousand beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period for adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
      In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments with in the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-01-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company’s financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment’s value to its original cost.
      Impairment of Long-Lived Assets — Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated from the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
      Statements of Cash Flows — Cash equivalents include cash and due from banks.
      Reclassifications — Certain reclassifications have been made to previously reported amounts to conform them to the current presentation.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Comprehensive Income — Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.
      Stock-Based Compensation — The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.
      If compensation cost for the Company’s stock-based compensation plan had been determined on the fair value method at the grant dates for awards, there would have been no material impact on the Company’s reported net earnings or earnings per share. Pro forma information regarding net earnings and earnings per share is required under accounting principles and has been determined as if the Company accounted for its employee stock option plan under the fair value method. The fair value of options was estimated using a Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (in thousands except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net earnings-as reported	$5,947	$3,417	$3,162
Less total stock-based employee compensation expense determined under the fair value based method — net of related tax effects	254	60	5

	$5,693	$3,357	$3,157

Earnings per share:
Basic:
As reported	$0.67	$0.49	$0.56
Pro forma	0.64	0.48	0.56
Diluted:
As reported	$0.65	$0.48	$0.56
Pro forma	0.62	0.47	0.55
      The Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the company on July 1, 2005. See Recent Accounting Standards in this note for additional information.
      Earnings Per Share — Earnings per share are presented under two formats: basic EPS and diluted EPS. Basic earnings per share is computed by dividing net income available to holders of common stock and Class B stock by the weighted average number of common and Class B shares outstanding for the reporting period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding adjusted for the incremental shares issuable upon exercise of outstanding stock options. The incremental shares for the assumed exercise of the outstanding options were determined by application of the

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. (in thousands, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

Net earnings	$5,947	$3,417	$3,162
Basic:
Weighted average shares outstanding	8,899	6,994	5,680

Basic earnings per share	$0.67	$0.49	$0.56

Diluted:
Weighted average shares outstanding	8,899	6,994	5,680
Potentially dilutive shares from options	261	169	12

Weighted average shares and potentially dilutive shares outstanding	9,160	7,163	5,692

Diluted earnings per share	$0.65	$0.48	$0.56

2.	Restricted Cash Balances
      The Bank is required to maintain average reserve balances either internally or on deposit with the Federal Reserve Bank. The required daily reserve balances were approximately $1.5 million and $0 as of December 31, 2004 and 2003, respectively.

3.	Securities
      The amortized cost and fair value of investment securities at December 31, 2004 and 2003 are as follows (in thousands):

	As of December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
U.S. Treasury/ Agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251

Total	$481,793	$367	$(7,005)	$475,155

Held-to-Maturity:
Collateralized mortgage obligations	$5,275	$—	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232

Total	$13,368	$146	$(21)	$13,493

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale:
U.S. Treasury/ Agency securities	$245,977	$374	$(2,376)	$243,975
Mortgage-backed securities	71,419	639	(277)	71,781
Collateralized mortgage obligations	83,308	151	(970)	82,489
Obligations of state and political subdivisions	2,525	60	(269)	2,316
Other securities	12,040	19	—	12,059

Total	$415,269	$1,243	$(3,892)	$412,620

      Included in Other securities above is the Company’s investment in Federal Reserve Bank and Federal Home Loan Bank stock of $14.4 million and $7.8 million at December 31, 2004 and 2003, respectively. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the respective redemption provisions of the Federal Reserve Bank and the Federal Home Loan Bank.
      On a quarterly basis, we evaluate our securities portfolio for other than temporary impairment. Each investment, which has an indicative market value less than the book value is reviewed by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is “other than temporary:” (1) the length of time and extent to which the market value has been less than book value; (2) the financial condition and near-term prospects of the issuer; or (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that we consider in determining intent and ability is a review of our capital adequacy, interest rate risk profile and liquidity. An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Declines in the fair value of individual securities below their cost that are other than temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. Management believes that based upon the credit quality of the securities, none of the unrealized loss on securities is considered other-than-temporary at December 31, 2004. An analysis of gross unrealized losses and fair value, segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 is as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Available-for-Sale:
U.S. Treasury/ Agency securities	$208,177	$(2,799)	$58,579	$(1,421)	$266,756	$(4,220)
Mortgage-backed securities	81,535	(1,540)	6,708	(142)	88,243	(1,682)
Collateralized mortgage obligations	51,091	(411)	21,864	(620)	72,955	(1,031)
Obligations of state and political subdivisions	685	(7)	691	(9)	1,376	(16)
Other securities	3,105	(56)	—	—	3,105	(56)

Total	$344,593	$(4,813)	$87,842	$(2,192)	$432,435	$(7,005)

Held-to-Maturity:
Collateralized mortgage obligations	$5,261	$(14)	$—	$—	$5,261	$(14)
Obligations of state and political subdivisions	1,130	(7)	—	—	1,130	(7)

Total	$6,391	$(21)	$—	$—	$6,391	$(21)

      The amortized cost and fair value of securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	As of December 31,2004

	Available-for-sale		Held-to-maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one to five years	$269,136	$265,131	$—	$—
Due after five years through ten years	11,993	11,802	456	459
Due after ten years	473	483	7,637	7,773

Subtotal	281,602	277,416	8,093	8,232
Mortgage-backed securities and collateralized mortgage obligations	179,947	177,488	5,275	5,261
Other securities	20,244	20,251	—	—

Total	$481,793	$475,155	$13,368	$13,493

      The Company does not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate-adjusted cost exceeded 10% of shareholders’ equity at December 31, 2004.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Proceeds from sales and calls of available-for-sale securities during 2004 and 2003 were $188.2 million and $282.9 million, respectively. Gross gains of $700 thousand and $887 thousand, respectively, and gross losses of $0 and $7 thousand, respectively, were realized on these sales during 2004 and 2003.
      Investment securities with amortized costs of $355.5 million and $114.5 million and fair values of $349.8 million, and $113.4 million at December 31, 2004 and 2003, respectively, were pledged to collateralize public deposits and Federal Home Loan Bank advances (see Note 9) and for other purposes required or permitted by law.

4.	Loans
      The loan portfolio consists of the various types of loans made principally to borrowers located in Harris County and Fort Bend County, Texas, and is classified by major type as follows (in thousands):

	As of December 31,

	2004	2003

Business and industrial	$70,101	$55,218
Real estate:
Construction and land development	123,655	65,628
Residential mortgages	126,200	117,593
Commercial mortgages	267,158	175,686
Consumer	12,592	11,092
Other	227	198

Gross loans	599,933	425,415
Less unearned discounts and fees	(1,641)	(936)

Total loans	$598,292	$424,479

      The Company is principally engaged in providing real estate loans which amortize over 15-25 years and generally reprice within five to seven years and short-term commercial loans with interest rates that fluctuate with various market indices. These loans are primarily funded through short-term demand deposits and somewhat longer-term certificates of deposit with variable and fixed rates. The real estate mortgage loans are more sensitive to interest rate risk than the commercial loans because the majority of real estate mortgage loans have fixed rates and longer-maturity characteristics.
      At December 31, 2004 and 2003, the recorded investment in impaired loans was $1.5 million and $2.5 million, respectively. SFAS No. 114 allowances were required for $755 thousand and $687 thousand, respectively, of the recorded investment in impaired loans.
      The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was $2.1 million and $3.0 million, respectively. The Company recognized no interest income on these impaired loans in the years 2004 and 2003.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contractual maturities ranges of the loan portfolio and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range at December 31, 2004 are as follows (in thousands):

	As of December 31, 2004

		After One
	One Year	through	After Five
	or Less	Five Years	Years	Total

Business and industrial	$34,884	$26,690	$8,527	$70,101
Real estate:
Construction and land development	56,628	53,514	13,513	123,655
Residential mortgages	7,232	71,104	47,864	126,200
Commercial mortgages	12,878	168,896	85,384	267,158
Consumer and other	4,151	8,043	625	12,819

Total	$115,773	$328,247	$155,913	$599,933

Loans with a predetermined interest rate	$20,190	$169,713	$93,727	$283,630
Loans with a floating interest rate	95,583	158,534	62,186	316,303

Total	$115,773	$328,247	$155,913	$599,933

      As of December 31, 2004 and 2003, loans outstanding to directors, officers and their affiliates are presented below. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made on the same terms and conditions as similar transactions with unaffiliated persons.
      An analysis of activity with respect to these related-party loans is as follows (in thousands):

	December 31,

	2004	2003

Balance — beginning of period	$1,048	$1,538
New loans including renewals and extensions	490	198
Repayments/reductions/transfers	(674)	(688)

Balance — end of period	$864	$1,048

5.	Nonaccrual, Past Due and Restructured Loans
      The following table presents information relating to nonaccrual, past due and restructured loans (in thousands):

	As of December 31,

	2004	2003

Nonaccrual loans	$1,489	$2,496
Accruing loans past due 90 days or more	62	—
Restructured loans	1,917	2,015

Total nonperforming loans	$3,468	$4,511

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      With respect to the above loans, the following table presents interest income that would have been earned under the original terms of the loans (in thousands):

	December 31,

	2004	2003	2002

Foregone income	$65	$258	$131

6.	Allowance for Loan Losses
      An analysis of activity in the allowance for loan losses is as follows (in thousands):

	For the Years Ended
	December 31,

	2004	2003

Balance — beginning of period	$5,650	$4,006
Provision charged to operations	2,950	2,821
Loans charged off	(614)	(1,526)
Loan recoveries	135	349

Balance — end of period	$8,121	$5,650

7.	Premises and Equipment
      Premises and equipment consist of the following (in thousands):

	December 31,

	2004	2003

Building and improvements	$8,907	$8,394
Furniture, fixtures and equipment	6,615	5,892
Leasehold improvements	435	412
Automobiles	58	127
Land	4,624	3,493
Construction-in-process	2,186	109

Total	22,825	18,427
Accumulated depreciation	(6,688)	(5,736)

Premises and equipment — net	$16,137	$12,691

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.0 million, $1.1 million and $990 thousand, respectively.
      The Company also recognized amortization expense of $279 thousand, $330 thousand and $311 thousand for the years ended December 31, 2004, 2003 and 2002, respectively, related to capitalized computer software. Capitalized computer software of $3.0 million and $2.5 million is included in other assets on the Company’s balance sheets at December 31, 2004 and 2003, respectively.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Interest-Bearing Deposits
      Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities are as follows (in thousands):

December 31, 2004

Three months or less	$88,264
Over three months through six months	48,950
Over six months through one year	110,302
Over one year through two years	11,306
Over two years through three years	2,721
Over three years through four years	405
Over four years through five years	1,080
Over five years	—

Total	$263,028

      Interest expense for certificates of deposit in excess of $100,000 was $6.4 million, $4.8 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company had brokered deposits of $46.8 million at December 31, 2004 and $68.8 million at December 31, 2003. Deposits of public funds of $282.3 million and $160.4 million at December 31, 2004 and 2003, respectively, represented concentrations of deposits.

9.	Other Borrowings
      Other borrowings comprised the following (in thousands):

	December 31,

	2004	2003

FHLB Purchased Overnight	$57,400	$27,300
FHLB Long Term Borrowing	75,000	50,000
Treasury, tax and loan (“TT&L”) note option	500	500

Total	$132,900	$77,800

      FHLB Purchased Overnight and Long Term Borrowings — The Bank has borrowed amounts overnight and long term from the FHLB to cover its daily operations. The interest on the overnight borrowing varies daily, based on the Federal Fund rate and fund availability. The long term borrowing accrues interest at a rate of three-month LIBOR minus one basis point (2.35% at December 31, 2004) and matures August 24, 2007. The borrowings are collateralized by investment securities, not pledged to public deposits, which are held in safekeeping at the FHLB and by a blanket lien on certain classes of loans of the Bank.
      Treasury Tax and Loan (“TT&L”) Note Option — The TT&L note is payable on demand and bears interest at variable rates. The note is collateralized by certain securities pledged to the Federal Reserve Bank.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      The components of the provision for federal income taxes are as follows (in thousands):

	December 31,

	2004	2003	2002

Current expense	$4,397	$2,353	$1,924
Deferred benefit	$(1,348)	$(592)	$(282)

Total	$3,049	$1,761	$1,642

      Deferred tax assets and liabilities at December 31, 2003 and 2002 were as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Allowance for loan losses	$2,805	$1,858
Deferral of loan origination income	575	318
Unrealized loss on available for sale securities	2,323	901
Accrued bonus	213	69
Other	218	—

Total deferred tax assets	6,134	3,146

Deferred tax liabilities:
Depreciable assets	(271)	(89)
FHLB and FRB stock dividends	(100)	(64)

Total deferred tax liabilities	(371)	(153)

Net deferred tax assets	$5,763	$2,993

      The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows (in thousands):

	December 31,

	2004	2003

Taxes calculated at statutory rate	$3,059	$1,760
Increase (decrease) resulting from:
Tax-exempt interest	(70)	(33)
Interest expense limitation	25	8
Other — net	35	26

Total	$3,049	$1,761

      In 2003 and 2002, the Company utilized $48 thousand of the net operating loss carryforward for a tax benefit of approximately $16 thousand. At December 31, 2004, all remaining carryforwards had expired.

11.	Shareholders’ Equity
      Common Stock — In August 2004, the Company completed an Initial Public Offering of its common stock (par value $0.01 per share), selling 5,436,364 shares at $10.50 per share. Net proceeds, after deducting

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underwriting discounts and fees of $4.0 million and offering expenses of $842 thousand, in the amount of $52.2 million were credited to shareholders’ equity.
      In June 2002, the Company completed a private offering of common stock (par value $0.01 per share), selling 2,820,000 shares at $5.00 per share. Net proceeds, after deducting offering expenses of $98 thousand, in the amount of $14.0 million were credited to shareholders’ equity.
      Stock Options — In March 2002, the shareholders of the Company approved a Stock Option Plan which provides for the grant of stock options as incentives and rewards for employees and directors of the Company. In June 2004, the Stock Option Plan was amended to increase the number of shares of common stock issuable thereunder to 1,300,000 shares of common stock. The exercise price of the outstanding options is the fair market value of the shares of common stock at the date of grant and the outstanding options vest ratably over a 5-year period. The Stock Option Plan expires November 21, 2012. At December 31, 2004 and 2003, options to purchase 1,281,700 and 340,500 shares, respectively, were outstanding.
      A summary of changes in outstanding options is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Shares under option — beginning of year	340,500	$5.00	363,000	$5.00	—	$—
Shares granted	945,500	10.82	—	—	363,000	5.00
Shares forfeited	(2,000)	5.00	(22,500)	5.00	—	—
Shares exercised	(2,300)	5.00	—	—	—	—

Shares under option — end of period	1,281,700	9.29	340,500	5.00	363,000	5.00
Shares exercisable — end of period	133,400	5.00	68,100	5.00	—	—
Weighted average fair value of options granted during the year		$4.57		—		$2.11

Remaining authorized shares under approved plan — end of year	16,000		159,500		137,000
      The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected life (years)	7	—	7
Risk free interest rate	4.23%	—	4.19%
Volatility	31.00%	—	31.00%
Dividend yield	0.00%	—	0.00%
      The following table presents information relating to the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Years	Exercisable	Price

$5.00	336,200	$5.00	7.8	133,400	$5.00
$10.82	945,500	10.82	9.7	—	N/A

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Employee 401(k) Savings Plan
      The Company offers a 401(k) plan to employees after 90 days of tenure. The Company pays all costs of administering the plan. The Company matches 100% of the first 6% of compensation deferred by each participant. The Company contributed $341 thousand, $297 thousand and $246 thousand during the years ended December 31, 2004, 2003 and 2002, respectively.

13.	Commitments and Contingencies
      Leases — A summary of noncancellable future operating lease commitments as of December 31, 2004 is as follows (in thousands):

2005	$271
2006	83
2007	62
2008	44
2009	44
Thereafter	—

Total	$504

      Rent expense under all aggregated noncancellable operating lease obligations was $227 thousand, $186 thousand, and $166 thousand for 2004, 2003 and 2002, respectively.
      It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment. The Company has leased a branch facility from a company in which one of the Parent’s directors/officers is a shareholder. Annual rental expense under this lease was $63 thousand, $60 thousand and $60 thousand for 2004, 2003 and 2002, respectively.
      Building Contracts — In May 2004, the Company executed contacts to construct an administrative building for approximately $5.0 million. Payments under the contracts aggregating $2.0 million were made in 2004. The Company anticipates that the remaining costs will be paid in 2005.

14.	Disclosures about Fair Value of Financial Information
      The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments — For such short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — For securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Junior Subordinated Debentures — The fair value of junior subordinate debentures is estimated by discounting the future cash flows using the characteristics of the instruments.

Other Borrowings — Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Off-Balance-Sheet Financial Instruments — The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. These amounts are not significant at the reporting date.
      The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and short-term investments	$21,235	$21,235	$27,928	$27,928
Investment securities	488,523	488,648	412,620	412,620
Loans	598,292	599,836	424,479	427,299
Less allowance for loan losses	(8,121)	(8,121)	(5,650)	(5,650)

Total	$1,099,929	$1,101,598	$859,377	$862,197

Financial liabilities:
Deposits	$868,386	$867,820	$733,971	$734,971
Junior subordinated debentures	38,250	38,521	38,250	38,412
Other borrowings	132,900	132,880	77,800	77,800

Total	$1,039,536	$1,039,221	$850,021	$851,183

      The fair value estimates are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and therefore current estimates of fair value may differ from the amounts presented.

15.	Financial Instruments with Off-Balance-Sheet Risk
      The Company is a party to various financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instruments for commitments

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.
      The following is a summary of the various financial instruments entered into by the Company as of December 31, 2004 and 2003 (in thousands):

	December 31,

	2004	2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,113	$66,538
Standby letters of credit	97,325	2,444
      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
      Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Since many of the commitments and stand-by letters of credit are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

16.	Regulatory Matters
      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines based on the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.
      To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.
      As of December 31, 2004, the most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the Company’s and Bank’s capital ratios at, December 31, 2004 and 2003 (dollars in thousands):

					To be Categorized
					as Well Capitalized
					under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

CONSOLIDATED*:
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$136,756	19.86%	$55,091	8.00%
Tier I Capital (to Risk-Weighted Assets)	122,049	17.72	27,545	4.00
Tier I Capital (to Total Assets)	122,049	10.87	44,913	4.00
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$75,244	15.35%	$39,214	8.00%
Tier I Capital (to Risk-Weighted Assets)	43,329	8.84	19,607	4.00
Tier I Capital (to Total Assets)	43,329	5.09	34,027	4.00
BANK:
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$119,017	17.35%	$54,881	8.00%	$68,601	10.00%
Tier I Capital (to Risk-Weighted Assets)	110,896	16.17	27,440	4.00	41,161	6.00
Tier I Capital (to Total Assets)	110,896	9.89	44,854	4.00	56,068	5.00
As of December 31, 2003
Total Capital (to Risk-Weighted Assets)	$75,227	15.39%	$39,095	8.00%	$48,868	10.00%
Tier I Capital (to Risk-Weighted Assets)	69,577	14.24	19,547	4.00	29,321	6.00
Tier I Capital (to Total Assets)	69,577	8.19	33,966	4.00	47,457	5.00

*	At December 31, 2004 and December 31, 2003, Tier I Capital (for purposes of determining the Tier I Capital to Total Assets ratio and the Tier I Capital to Risk-Weighted Assets ratio) includes a portion of the trust preferred securities as allowed by regulatory capital guidelines. Trust Preferred Securities amounts not included in Tier I Capital are included in Tier II Capital for purposes of determining the Total Capital to Risk-Weighted Assets ratio.
      The Bank is subject to limitations on the amount of dividends it may pay. At December 31, 2004, an aggregate of $16.8 million was available for payment of dividends by the Bank to the Parent. At December 31, 2004, in order to remain adequately capitalized, the Parent is limited to the payment of $77.1 million in dividends.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Junior Subordinated Debentures
      As of December 31, 2004 and 2003, the Company had four issues of junior subordinated debentures outstanding totaling $38.3 million as follows (dollars in thousands):

		Trust	Interest			Junior
		Preferred	Rate at			Subordinated	Final
	Issuance and	Securities	December 31,	Fixed/	Interest Rate	Debt Owed	Maturity
Description	Call Dates(1)	Outstanding	2004	Adjustable	Basis	to Trusts	Date

SNB Capital Trust I	12/6/2000	$7,098	10.20%	Fixed	N/A	$7,320	12/6/2030
SNB Statutory Trust II	3/26/2003	10,000	5.70%	Adjustable Quarterly	3 mo LIBOR + 3.15%	10,310	3/26/2033
SNB Capital Trust III	3/27/2003	10,000	5.22%	Adjustable Quarterly	3 mo LIBOR + 3.15%	10,310	3/27/2033
SNB Capital Trust IV	9/25/2003	10,000	5.55%	Adjustable Quarterly	3 mo LIBOR + 3.00%	10,310	9/25/2033

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
      Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust provided the trusts have funds to pay the interest and principal.
      Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities will also be deferred. However, the interest due would continue to accrue during any such interest payment deferral period.
      On January 1, 2004, the Company adopted FIN 46R, Consolidation of Variable Interest Entities. Upon adoption, the trusts that previously issued the outstanding company-obligated mandatorily redeemable trust preferred securities were deconsolidated from the Company’s Consolidated Financial Statements. Instead, the junior subordinated debentures issued by the Company to these subsidiary trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures are shown in the consolidated statements of income. The Consolidated Financial Statements have been restated to reflect the adoption of FIN 46R. Adoption of FIN 46R did not affect previously reported amounts for net income or shareholders’ equity.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Only Financial Statements
SNB BANCSHARES, INC.
(Parent Company Only)
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands)
ASSETS
Cash and cash equivalents	$17,369	$217
Investment in subsidiaries	107,822	69,055
Accrued interest receivable	26	25
Other assets	347	553

TOTAL	$125,564	$69,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$38,250	$38,250
Accrued interest payable	858	833
Other liabilities	55	—

Total liabilities	39,163	39,083

SHAREHOLDERS’ EQUITY
Capital stock	125	70
Capital surplus	66,173	13,974
Accumulated other comprehensive income (loss) — net unrealized losses on available-for-sale securities — net of taxes	(4,315)	(1,748)
Retained earnings	24,418	18,471

Total shareholders’ equity	86,401	30,767

TOTAL	$125,564	$69,850

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SNB BANCSHARES, INC.
(Parent Company Only)
STATEMENTS OF INCOME

	For the Years Ended
	December 31,

	2004	2003	2002

	(In thousands)
INTEREST INCOME:
Securities	$67	$47	$22
Dividend income	1,497	1,600	1,900

Total interest income	1,564	1,647	1,922

INTEREST EXPENSE:
Other borrowings	2,195	1,609	1,018

Total interest expense	2,195	1,609	1,018

NET INTEREST (LOSS) INCOME	(631)	38	904
NONINTEREST EXPENSE:
Salaries and employee benefits	371	264	214
Net occupancy expense	63	46	35
Other	291	114	65

Total noninterest expense	725	424	314

EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY	6,333	3,128	2,127

EARNINGS BEFORE INCOME TAXES	4,977	2,742	2,717
PROVISION (BENEFIT) FOR INCOME TAXES	(970)	(675)	(445)

NET EARNINGS	$5,947	$3,417	$3,162

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SNB BANCSHARES, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$5,947	$3,417	$3,162
Equity in undistributed earnings of subsidiaries	(6,333)	(3,128)	(2,127)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Increase in accrued interest receivable	(1)	(3)	(5)
Decrease (increase) in other assets	205	(440)	4
Increase in accrued interest payable	25	100	—
Increase in other liabilities	55	—	—

Net cash provided by (used in) operating activities	(102)	(54)	1,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in other borrowings	—	(7,080)	(940)
Capital contribution to subsidiaries	(35,000)	(23,735)	(14,002)
Issuance of junior subordinated debentures	—	30,930	—
Proceeds from sale of common stock	52,254	—	14,002

Net cash provided by (used in) financing activities	17,254	115	(940)

DECREASE IN CASH AND CASH EQUIVALENTS	17,152	61	94
CASH AND EQUIVALENTS — Beginning of year	217	156	62

CASH AND EQUIVALENTS — End of period	$17,369	$217	$156

19.	Subsequent Events (unaudited)
      During March 2005, the Board of Directors approved a plan to reposition our balance sheet by reducing the amount of low-yielding investment securities and using a portion of the proceeds to de-leverage our borrowing position. We have identified for sale from our available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. We expect to incur a loss of approximately $4.1 million, net of tax, during the quarter ended March 31, 2005 as a result of the writedown of these investments. We plan to use the net proceeds to reduce short-term borrowings and reinvest in higher-yielding investments.

INDEX TO EXHIBITS

Exhibit
Number(1)		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

3.2		Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

4.1		Specimen Certificate Representing Shares of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.1†	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.2†	Employment Agreement between the Company and Harvey E. Zinn (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.3†	Employment Agreement between the Company and Dan Agnew(incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10	.4†	Employment Agreement between the Company and R. Darrell Brewer (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

21.1		Subsidiaries of SNB Bancshares, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

23	.1*	Consent of Deloitte & Touche LLP

31	.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31	.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32	.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.