Form 10-Q
period 2005-03-31
SNB Bancshares Inc
filed 2005-05-13
CIK 1293314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934 for
The Quarterly Period Ended March 31, 2005

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
YES	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock Outstanding as of April 30, 2005:  9,758,412
Number of shares of Class B Stock Outstanding as of April 30, 2005:    2,676,541

SNB Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$41,723	$21,235
Federal funds sold	1,210	-
Available for sale securities, at fair value (amortized cost of $338,193 and $481,793 at March 31, 2005 and
December 31, 2004, respectively)	330,126	475,155
Held to maturity securities, at amortized cost (fair value of $41,171 and $13,493 at March 31, 2005 and
December 31, 2004, respectively)	41,558	13,368
Loans	630,048	598,292
Less allowance for loan losses	(8,738)	(8,121)
Net loans	621,310	590,171

Premises and equipment - net	17,769	16,137
Accrued interest receivable	4,076	4,485
Other assets	10,206	9,537
TOTAL	$1,067,978	$1,130,088

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$111,408	$110,858
Interest-bearing	755,961	757,528
Total deposits	867,369	868,386
Other borrowings	75,500	132,900
Accrued interest payable	2,975	2,724
Junior subordinated debentures	38,250	38,250
Other liabilities	514	1,427
Total liabilities	984,608	1,043,687

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value - 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value - 50,000,000 shares authorized, 9,758,412 and 9,753,612 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	98	98
Class B stock, $0.01 par value - 3,216,781 shares authorized, 2,679,041 shares issued and outstanding at March 31, 2005
and December 31, 2004, respectively	27	27
Capital surplus	66,190	66,173
Accumulated other comprehensive loss - net unrealized loss on available-for-sale securities - net of taxes	(5,177)	(4,315)
Retained earnings	22,232	24,418
Total shareholders' equity	83,370	86,401
TOTAL	$1,067,978	$1,130,088

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share data)

INTEREST INCOME:
Loans-including fees	$9,797	$6,501
Securities:
Taxable	3,926	3,321
Nontaxable	133	22
Federal funds sold and earning deposits	14	99
Total interest income	13,870	9,943

INTEREST EXPENSE:
Demand deposits	1,786	951
Certificates and other time deposits	2,668	2,193
Other borrowings	1,507	666
Total interest expense	5,961	3,810

NET INTEREST INCOME	7,909	6,133
PROVISION FOR LOAN LOSSES	600	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,309	5,383

NONINTEREST INCOME:
Service charges on deposit accounts	223	237
Gain (loss) on sale of securities-net	-	359
Impairment write-down of securities	(6,144)	-
Other	187	148
Total noninterest income	(5,734)	744

NONINTEREST EXPENSE:
Salaries and employee benefits	2,933	2,684
Net occupancy expense	389	439
Data processing	413	286
Legal and professional fees	389	137
FDIC deposit insurance premium	29	25
Other	742	648
Total noninterest expense	4,895	4,219

EARNINGS (LOSS) BEFORE INCOME TAXES	(3,320)	1,908
PROVISION (BENEFIT) FOR INCOME TAXES	(1,134)	649
NET EARNINGS (LOSS)	$(2,186)	$1,259

EARNINGS (LOSS) PER SHARE:
Basic	$(0.18)	$0.18
Diluted	(0.17)	0.17

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
	Common Stock	Class B Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	(In thousands, except per share data)

BALANCE -- December 31, 2003	$37	$33	$13,974	$(1,748)	$18,471	$30,767

Change in unrealized loss on available-for-sale securities -- net				(2,105)		(2,105)

Less reclassification adjustment for gains included in net earnings -- net of tax				(462)		(462)

Net Earnings					5,947	5,947

Total comprehensive income (Note 1)						3,380

Conversion of 610,425 shares of Class B stock into 610,425 shares of common stock	6	(6)				-

Issuance of 5,438,664 shares of common stock	55		52,199			52,254

BALANCE -- December 31, 2004	98	27	66,173	(4,315)	24,418	86,401

Change in unrealized loss on available-for-sale securities -- net				(4,917)		(4,917)

Less reclassification adjustment for gains included in net earnings -- net of tax				4,055		4,055

Net Loss					(2,186)	(2,186)

Total comprehensive loss (Note 1)						(3,048)

Conversion of 2,500 shares of Class B stock into 2,500 shares of common stock	-	-				-

Issuance of 2,300 shares of common stock	-		12			12

Tax benefit related to exercise of stock options			5			5

BALANCE -- March 31, 2005	$98	$27	$66,190	$(5,177)	$22,232	$83,370

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)	$(2,186)	$1,259
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	355	246
Provision for loan losses	600	750
Amortization and accretion of premiums and discounts on investment securities -- net	163	166
Gain on sales of securities -- net	-	(359)
Impairment write-down of securities	6,144	-
Loss on sale of real estate acquired by foreclosure	2	-
Tax benefit related to exercise of stock options	5	-
Decrease (increase) in accrued interest receivable	409	(126)
Increase in other assets	(1,032)	(2,272)
Increase (decrease) in accrued interest payable	251	(265)
Increase (decrease) in other liabilities	(913)	331
Net cash provided by (used in) operating activities	3,798	(270)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(28,444)	-
Purchases of available-for-sale securities	(216)	(144,384)
Proceeds from sales of available-for-sale securities	128,371	105,205
Proceeds from maturities, calls or principal repayments of investment securities	9,392	7,180
Proceeds from sales of real estate acquired by foreclosure	893	-
Net increase in loans	(31,739)	(36,612)
Increase in federal funds sold	(1,210)	(25,005)
Purchase of bank premises and equipment	(1,952)	(184)
Net cash provided by (used in) investing activities	75,095	(93,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,017)	109,932
Net decrease in other borrowings	(57,400)	(22,300)
Proceeds from issuance of common stock	12	-
Net cash provided by (used in) financing activities	(58,405)	87,632
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,488	(6,438)
CASH AND EQUIVALENTS -- Beginning of year	21,235	27,928
CASH AND EQUIVALENTS -- End of period	$41,723	$21,490

SUPPLEMENTAL DISCLOSURES:
Interest paid	$5,710	$4,075
Income taxes paid	221	84
Other real estate owned acquired through foreclosure	-	2,214

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2005
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of SNB Bancshares, Inc. ("Bancshares") and its wholly-owned subsidiary, SNB Corporation (collectively the "Company"). SNB Corporation’s wholly-owned subsidiaries are Southern National Bank of Texas (the “Bank”) and Commerce Green Realty. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. These interim consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Stock Based Compensation
The Company currently accounts for its stock-based employee compensation plan using the intrinsic value-based method of accounting defined in APB 25, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.

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

	Three Months Ended March 31,
	2005	2004
Net earning (loss)-as reported	$(2,186)	$1,259
Less total stock-based employee compensation expense determined under the fair value based
method - net of related tax effects	150	20
Net earning (loss)-pro forma	$(2,336)	$1,239
Earnings per share:
Basic:
As reported	$(0.18)	$0.18
Pro forma	(0.19)	0.18
Diluted:
As reported	$(0.17)	$0.17
Pro forma	(0.18)	0.17

The Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Recent Accounting Standards in this note for additional information.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2005
(Unaudited)

Earnings per Share
Earnings per share are presented under two formats: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to holders of common stock and Class B stock by the weighted average number of common and Class B shares outstanding for the reporting period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and Class B shares outstanding adjusted for the incremental shares issuable upon exercise of outstanding stock options. The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Basic and diluted earnings per share were computed as follows (dollars in thousands, except per share data):

	For the Three Months ended March 31,
	2005	2004

Net earnings (loss)	$(2,186)	$1,259

Basic:
Weighted average shares outstanding	12,435	6,994
Basic earnings (loss) per common share	$(0.18)	$0.18

Diluted:
Weighted average shares outstanding	12,435	6,994
Potentially dilutive common shares from options	417	203
Weighted average shares and potentially dilutive common shares outstanding	12,852	7,197
Diluted earnings (loss) per common share	$(0.17)	$0.17

Recent Accounting Standards
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was recently delayed until January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application “(modified prospective application)”. Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of March 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $201 thousand beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period for adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2005
(Unaudited)

(2) Securities

The amortized cost and fair value of investment securities at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	As of March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. government agency securities	$147,482	$-	$(2,910)	$144,572
Mortgage-backed securities	96,074	159	(3,016)	93,217
Collateralized mortgage obligations	74,570	1	(2,264)	72,307
Obligations of state and political subdivisions	2,629	32	(39)	2,622
Other securities	17,438	35	(65)	17,408
Total	$338,193	$227	$(8,294)	$330,126

Held-to-Maturity
Mortgage-backed securities	$13,726	$-	$(143)	$13,583
Collateralized mortgage obligations	17,062	-	(239)	16,823
Obligations of state and political subdivisions	10,770	78	(83)	10,765
Total	$41,558	$78	$(465)	$41,171

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. government agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251
Total	$481,793	$367	$(7,005)	$475,155

Held-to-Maturity
Collateralized mortgage obligations	$5,275	$-	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232
Total	$13,368	$146	$(21)	$13,493
Included in other securities above is the Company’s investment in Federal Reserve Bank and Federal Home Loan Bank stock of $11.6 million and $14.4 million at March 31, 2005 and December 31, 2004, respectively. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the respective redemption provisions of the Federal Reserve Bank and the Federal Home Loan Bank.

Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a realized loss, of the individual securities to their fair value. Accordingly during the quarter ended March 31, 2005, as the result of management’s decision to restructure a portion of the available-for-sale securities portfolio, the Company recognized a $6.1 million impairment write-down to adjust the carrying value of the approximately $169.0 million in securities identified for sale to their fair value. For further information regarding the restructuring, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Three Months Ended March 31, 2005 and 2004 - General.”

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2005
(Unaudited)

Management believes that based upon the credit quality of the securities, only the unrealized loss on securities identified for sale are considered other-than-temporary at March 31, 2005. An analysis of gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005 is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Available-for-Sale:
U.S. Government agency securities	$125,359	$(2,910)	$19,213	$-	$144,572	$(2,910)
Mortgage-backed securities	31,859	(964)	51,988	(2,052)	83,847	(3,016)
Collateralized mortgage obligations	46,138	(1,050)	25,778	(1,214)	71,916	(2,264)
Obligations of state and political subdivisions	-	-	1,353	(39)	1,353	(39)
Other securities	1,557	(25)	1,572	(40)	3,129	(65)
Total	$204,913	$(4,949)	$99,904	$(3,345)	$304,817	$(8,294)

Held-to-maturity:
Mortgage-backed securities	$13,583	$(143)	$-	$-	$13,583	$(143)
Collateralized mortgage obligations	14,646	(239)	-	-	14,646	(239)
Obligations of state and political subdivisions	4,024	(83)	-	-	4,024	(83)
Total	$32,253	$(465)	$-	$-	$32,253	$(465)

Investment securities with amortized costs of $255.9 million and $355.5 million and fair values of $248.7 million and $349.8 million at March 31, 2005 and December 31, 2004, respectively, were pledged to collateralize public deposits and Federal Home Loan Bank advances and for other purposes required or permitted by law.

(3) Shareholders’ Equity

Stock Options - In March 2002, the shareholders of the Company approved a Stock Option Plan which provides for the grant of stock options as incentives and rewards for employees and directors of the Company. The shareholders of the Company approved an amendment to the Stock Option Plan on June 7, 2004 to increase the maximum number of shares issuable under the Stock Option Plan from 500,000 to 1,300,000 shares. The exercise price of the outstanding options is the fair market value of the shares of common stock at the date of grant and the outstanding options vest ratably over a 5-year period. The Stock Option Plan expires November 21, 2012. At March 31, 2005 and December 31, 2004, options to purchase 1,259,400 and 1,265,700 shares of the Company’s common stock, respectively, were outstanding.

A summary of changes in outstanding options is as follows:

	Three Months Ended March 31, 2005		Year Ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Shares under option -- beginning of period	1,265,700	$9.32	340,500	$5.00
Options granted	25,000	12.06	945,500	10.82
Options forfeited	(29,000)	9.52	(18,000)	6.94
Options exercised	(2,300)	5.00	(2,300)	5.00
Shares under option -- end of period	1,259,400	9.38	1,265,700	9.32
Options exercisable -- end of period	125,100	5.00	132,400	5.00

Weighted average fair value of options granted during the period		$10.01		$4.57

Remaining authorized options under approved plan -- end of period	36,000		32,000

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2005
(Unaudited)

The fair value of options at date of grant was estimated using the Black-Scholes options-pricing model with the following weighted-average assumptions:

	2005	2004	2003	2002
Expected life (years)	9	7	-	7
Risk free interest rate	4.18%	4.23%	-	4.19%
Volatility	81.90%	31.00%	-	31.00%
Dividend yield	0.00%	0.00%	-	0.00%

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

To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. As of March 31, 2005, the most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at March 31, 2005 and December 31, 2004 (dollars in thousands):

					To Be Categorized
					As Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED*:
As of March 31, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$134,648	19.36%	$55,623	8.00%
Tier I Capital (to Risk-Weighted Assets)	118,416	17.03	27,811	4.00
Tier I Capital (to Total Assets)	118,416	10.29	46,037	4.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$136,756	19.86%	$55,091	8.00%
Tier I Capital (to Risk-Weighted Assets)	122,049	17.72	27,545	4.00
Tier I Capital (to Total Assets)	122,049	10.87	44,913	4.00

BANK:
As of March 31, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$118,081	16.98%	$55,599	8.00%	$69,499	10.00%
Tier I Capital (to Risk-Weighted Assets)	109,343	15.73	27,800	4.00	41,700	6.00
Tier I Capital (to Total Assets)	109,343	9.51	45,979	4.00	57,473	5.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$119,017	17.35%	$54,881	8.00%	$68,601	10.00%
Tier I Capital (to Risk-Weighted Assets)	110,896	16.17	27,440	4.00	41,161	6.00
Tier I Capital (to Total Assets)	110,896	9.89	44,854	4.00	56,068	5.00

* At March 31, 2005 and December 31, 2004, Tier I Capital (for Purposes of determining the Tier I Capital to Total Assets ratio and the Tier I Capital to Risk-Weighted Assets ratio) includes a portion of the Company's Trust Preferred Securities as allowed by regulatory capital guidelines. Trust Preferred Securities amounts not included in Tier I
Capital are included in Tier II Capital for purposes of determining the Total Capital to Risk-Weighted Assets ratio.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
March 31, 2005
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial analysis contained in this report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from current expectations, future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	the effects of future economic and business conditions on us and our customers;

•	changes in statutes and governmental regulations or their interpretations including changes in tax requirements and tax rates;

•	changes in interest rates which could reduce our net interest margins, asset valuations and expense expectations;

•	increased competition from other banks and financial institutions for customer deposits and loans;

•	changes in the levels of loan prepayments and the resulting effects on the value of our loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

•	increased credit risk in our assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	the effect of changes in accounting policies and practices which may be adopted by regulatory agencies and/or the Financial Accounting Standards Board;

•	our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive technological changes;

•	acquisition and integration of acquired businesses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	acts of terrorism, hostilities or other international or domestic calamities; and

•	other risks and uncertainties listed from time to time in our reports filed with the Securities and Exchange Commission.

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

Noninterest income is another source of income for us. We receive fees from our deposit customers in the form of service fees and other fees for services provided to the customer. Other services such as safe deposit, wire transfer and lock box fees provide additional fee income. We may also generate income from the sale of investment securities. The fees collected by us and any gains on sales of securities are found in our consolidated statements of earnings under “noninterest income.” Offsetting these earnings are operating expenses referred to as “noninterest expense.” Because banking is a very people intensive industry, our largest operating expense is employee compensation and benefits.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in Note 1 to the consolidated financial statements included in our 2004 annual report on Form 10-K. The policies related to the allowance for loan losses and stock-based compensation require a significant amount of subjective and complex judgment and assumptions by our management. Because of the nature of judgments and assumptions made by our management, actual results could differ from these judgments and assumptions, which could have a material impact on our financial condition and results of operations.

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

Stock-based Compensation - We account for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because of the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award. We make pro-forma disclosure of net earnings and earnings per share assuming the fair value-based accounting method discussed in Note 1 to our consolidated financial statements. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

We expect to adopt the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R was to be effective on July 1, 2005; however the required implementation date was recently delayed until January 1, 2006. SFAS No. 123R will require that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

General
During March 2005, our Board of Directors approved a plan to reposition its balance sheet by reducing the amount of low-yielding investment securities and using a portion of the proceeds to de-leverage its borrowing position. The Board approved this plan in an effort to reduce its liability sensitive position and to improve its net interest margin. We identified for sale from our available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. As a result this decision, we incurred an impairment write-down loss of approximately $6.1 million before tax, or approximately $4.1 million net of tax, during the quarter ended March 31, 2005.

We completed sales of approximately $130.0 million of the identified $169.0 million in securities during March, selling the remainder subsequently in April. Of the approximately $163.0 million in net proceeds from the sale of low yielding securities, we used $75 million to pay down Federal Home Loan Bank borrowings, which had an average cost of funds rate of approximately 2.48%. In addition, we reinvested approximately $88 million in securities with a weighted average yield of approximately 4.90%. Of the approximately $88 million reinvested in higher yielding securities, approximately $19.9 million in securities were purchased and settled in March, with approximately $67.4 million settling in April and $500 thousand settling in May, 2005. The effective duration of our securities portfolio increased to approximately 3.4 years after completion of the sales and planned reinvestments compared with approximately 3.0 years before the transactions.

For the three months ended March 31, 2005, we recorded a net loss of $2.2 million or $0.17 per diluted common and Class B share, a decrease of $3.4 million or 273.6% compared with net earnings of $1.2 million or $0.17 per diluted share for the same period in 2004. This $3.4 million decrease in net earnings was principally the result of the impairment write-down loss of approximately $6.1 million before tax, along with a decrease in noninterest income excluding the impairment write-down of securities of $334 thousand and a $676 thousand increase in noninterest expense, partially offset by a $1.8 million increase in net interest income and a $1.8 million decrease in the provision for income taxes.

Net Interest Income
When comparing the first quarter of 2005 to the same quarter in 2004, net interest income increased $1.8 million, primarily due to an increase of $3.9 million in interest income, partially offset by a $2.2 million increase in interest expense. The net interest margin increased 14 basis points to 2.91% for the quarter ended March 31, 2005 compared with 2.77% for the same period in 2004.

Interest income from loans increased by $3.3 million, or 50.7%, to $9.8 million for the quarter ended March 31, 2005, compared with $6.5 million for the same period in 2004. This increase was primarily the result of an increase in loan volume aided by an increase in the average yield, with loans averaging $613.4 million in the first quarter of 2005 compared with $436.1 million in the first quarter of 2004, an increase of $177.3 million, or 40.6% and an increase in the average yield on loans for the quarter ended March 31, 2005 to 6.39% compared with 5.90% for the same period of 2004.

Interest income from investment securities increased by $716 thousand, or 21.4%, to $4.1 million for the quarter ended March 31, 2005 compared with $3.3 million for the same period in 2004. This increase was due to increases in both securities principal balances and yields, with investment securities averaging $486.9 million in the first quarter of 2005 compared with $412.3 million in the first quarter of 2004, an increase of $74.6 million or 18.1%. The average yield on investment securities increased to 3.39% for the quarter ended March 31, 2005 from 3.24% for the same period in 2004.

Interest expense increased 56.5%, or $2.2 million, to $6.0 million for the quarter ended March 31, 2005 compared with $3.8 million for the same period in 2004. The increase was principally due to the 63 basis points increase in the average rate paid to 2.56% for the quarter ended March 31, 2005, from 1.93% for the same period in 2004. The average balance of interest-bearing liabilities increased $153.9 million or 19.4% from $792.2 million for the quarter ended March 31, 2004 compared with $946.1 million for the same period in 2005. The increase in average liabilities was due to an increase in borrowings of $90.5 million or 175.1% and deposit growth of $63.4 million or 9.0%.

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

	For the Three Months Ended March 31,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$613,375	$9,797	6.39%	$436,066	$6,501	5.90%
Investment Securities	486,885	4,059	3.39	412,277	3,343	3.24
Federal funds sold	838	5	2.40	25,269	59	0.92
Interest-earning deposits in other financial institutions	986	9	3.72	17,607	40	0.91
Total interest-earning assets	1,102,084	13,870	5.06%	891,219	9,943	4.43%
Less allowance for loan losses	(8,396)			(5,949)
Total interest-earning assets, net of allowance	1,093,688			885,270
Non-earning assets:
Cash and due from banks	17,333			18,366
Premises and equipment	16,375			12,672
Accrued interest receivable and other assets	15,024			9,713
Total noninterest-earning assets	48,732			40,751
Total assets	$1,142,420			$926,021

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$375,990	$1,786	1.93%	$336,670	$951	1.14%
Time deposits	389,669	2,668	2.78	365,592	2,193	2.41
Other borrowed funds	142,167	883	2.48	51,683	145	1.11
Junior subordinated debentures	38,250	624	6.52	38,250	521	5.39
Total interest-bearing liabilities	946,076	5,961	2.56%	792,195	3,810	1.93%
Noninterest-bearing liabilities:
Demand deposits	105,280			98,717
Accrued interest payable and other liabilities	4,209			2,816
Total noninterest-bearing liabilities	109,489			101,533
Total liabilities	1,055,565			893,728
Shareholders' equity	86,855			32,293
Total liabilities and shareholders' equity	$1,142,420			$926,021
Net interest income		$7,909			$6,133
Net interest spread			2.50%			2.50%
Net interest margin (tax equivalent)			2.91%			2.77%

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

	For the Three Months Ended March 31, 2005 Compared with the Same Period in 2004
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
Interest-earning assets:
Loans	$2,578	$718	$3,296
Investment securities	597	119	716
Federal funds sold	(55)	1	(54)
Interest-bearing deposits in other financial institutions	(37)	6	(31)
Increase (decrease) in interest income	3,083	844	3,927

Interest-bearing liabilities:
NOW, savings and money market accounts	110	725	835
Time deposits	143	332	475
Other borrowed funds	248	490	738
Junior subordinated debentures	-	103	103
Increase (decrease) in interest expense	501	1,650	2,151

Increase (decrease) in net interest income	$2,582	$(806)	$1,776

Provision for Loan Losses
During the quarter ended March 31, 2005, we recorded a provision for loan losses of $600 thousand compared with $750 thousand for the same period in 2004. Additionally, we experienced net recoveries of $17 thousand for the quarter ended March 31, 2005, compared with net charge-offs of $219 thousand for the same period in 2004. At March 31, 2005, the allowance for loan losses as a percentage of total loans was 1.39% compared with 1.34% at March 31, 2004. While management believes that it has adequately provided for loan losses, it will continue to monitor the loan portfolio and make adjustments to the allowance for loan losses as it considers necessary to absorb known and inherent losses in the loan portfolio.

Noninterest Income
Noninterest income totaled a loss of $5.7 million in the first quarter of 2005 compared with income of $744,000 in the first quarter of 2004, with the decrease primarily due to the $6.1 million impairment charge related to the restructuring of our securities portfolio during the first quarter of 2005 and the fact that there were no gains on the sale of securities in the first quarter of 2005 compared with $359,000 in gains on sales of securities during the same period in 2004.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the first quarter of 2005 was $4.9 million compared with $4.2 million for the first quarter of 2004, an increase of $676 thousand, or 16.0%. This $676 thousand increase was comprised primarily of an increase of $252 thousand in legal and professional fees associated with being a publicly traded company, an increase of $249 thousand in salaries and employee benefits and an increase of $127 thousand in data processing resulting from infrastructure improvements and technology upgrades. The provision for Federal income taxes decreased $1.8 million due to the $2.1 million tax benefit arising from the impairment write-down of securities, which more than offset the tax provision on other earnings in the quarter ended March 31, 2005. The effective tax rate was approximately 34% for both the quarter ended March 31, 2005 and the same period in 2004.

Financial Condition

General
As of March 31, 2005 we had total assets of $1.1 billion, total loans of $630.0 million, total deposits of $867.4 million and total shareholders’ equity of $83.4 million. Total assets decreased by $62.1 million from December 31, 2004 to March 31, 2005. The decrease, primarily due to the restructuring of a portion of the securities portfolio as further discussed below, is comprised of a decrease of $145.0 million in available for sale securities, partially offset by and increases of $28.2 million in held to maturity securities and $20.5 million in cash and cash equivalents. Additionally, there was growth in net loans of $31.1 million.

In March under the previously announced restructuring and de-leveraging plan, we identified for sale approximately $169.0 million in U.S. Government callable agency bonds, which had a weighted average yield of approximately 2.76%. As a result of the decision to sell these investments, we recorded an other-than-temporary impairment charge of $6.1 million, or $4.1 million after tax. Of the $163.0 million in proceeds from such sales, approximately $75 million was used to pay down Federal Home Loan Bank borrowings, which had an average cost of funds of 2.76%, and $88 million was reinvested in securities, which have a weighted average yield of approximately 4.90%. For further information regarding the restructuring, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Three Months Ended March 31, 2005 and 2004 - General.”

From December 31, 2004 to March 31, 2005, total liabilities decreased by $59.1 million primarily due the reduction in borrowings due to the balance sheet de-leveraging. When comparing the two periods, deposits decreased $1.0 million and other borrowings decreased $57.4 million. Shareholders' equity decreased $3.0 million from December 31, 2004 to March 31, 2005 primarily as a result of the loss recognized and unrealized losses on the available-for-sale securities portfolio.

Loan Portfolio
Total loans were $630.0 million as of March 31, 2005, an increase of $31.7 million or 5.3% compared with loans of $598.3 million as of December 31, 2004. Loan growth occurred primarily in commercial mortgage loans, which increased $15.4 million or 5.8%.

The following table summarizes our loan portfolio by type as of the dates indicated (dollars in thousands):

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

Business and industrial	$ 71,463	11.3%	$ 70,101	11.7%
Real estate:
Construction and land development	130,543	20.7	123,655	20.7
Residential mortgages	134,495	21.4	126,200	21.1
Commercial mortgages	282,548	44.9	267,158	44.7
Consumer	12,489	2.0	12,592	2.1
Other	159	-	227	-
Gross loans	631,697	100.3	599,933	100.3
Less unearned discounts and fees	(1,649)	(0.3)	(1,641)	(0.3)
Total loans	$630,048	100.0%	$598,292	100.0%

Nonperforming Assets
Nonperforming assets were $7.0 million and $4.8 million as of March 31, 2005 and December 31, 2004, respectively. The increase in nonperforming assets of $2.2 million was principally comprised of a $3.2 million increase in nonaccrual loans, offset by an $895 thousand decrease in other real estate owned. The increase in nonaccrual loans was primarily a result of two loans placed on nonaccrual in January 2005 totaling $3.1 million collateralized by commercial properties and with one guarantor. The $895 thousand decrease in other real estate owned resulted from the sale of one commercial property acquired through foreclosure. Our ratio of nonperforming assets to total loans and other real estate was 1.11% and 0.80% as of March 31, 2005 and December 31, 2004, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	As of March 31,	As of December 31,
	2005	2004

Nonaccrual loans	$4,677	$1,489
Accruing loans past due 90 days or more	-	62
Restructured loans	1,891	1,917
Other real estate	425	1,320
Total nonperforming assets	$6,993	$4,788
Nonperforming assets to total loans and other real estate	1.11%	0.80%

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

As of March 31, 2005, the allowance for loan losses amounted to $8.7 million or 1.39% of total loans. As of December 31, 2004, the allowance for loan losses amounted to $8.1 million or 1.36% of total loans. The allowance for loan losses as a percentage of nonperforming loans decreased to 133.04% as of March 31, 2005 from 234.17% as of December 31, 2004.

The following table summarizes the activity in our allowance for loan losses during the periods indicated (dollars in thousands):

	As of and for the Three Months Ended	As of and for the Year Ended December 31,
	March 31, 2005	2004

Average loans outstanding	$613,375	$509,142
Total loans outstanding at end of period	$630,048	$598,292

Allowance for loan losses at beginning of period	$8,121	$5,650
Provision for loan losses	600	2,950
Charge-Offs:
Business and industrial	-	(242)
Real estate	-	(262)
Consumer	(23)	(110)
Total charge-offs	(23)	(614)
Recoveries:
Business and industrial	26	50
Real estate	12	63
Consumer	2	22
Total recoveries	40	135
Net recoveries (charge-offs)	17	(479)
Allowance for loan losses at end of period	$8,738	$8,121

Allowance for loan losses to end of period loans	1.39%	1.36%
Net charge-offs (recoveries) to average loans	(0.01)	0.09
Allowance for loans losses to end of period nonperforming loans	133.04	234.17

Securities
As of March 31, 2005, investment securities totaled $371.7 million, a decrease of $116.8 million or 23.9% compared with $488.5 million as of December 31, 2004. This decrease was principally the result of the Board approved decision in March 2005 to restructure a portion of the investment securities portfolio. We identified for sale from its available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%, and recorded a write-down impairment charge of approximately $6.1 million before tax on the identified $169.0 million in securities. Approximately $130.0 million of the identified $169.0 million in securities were sold during March 2005. In addition, approximately $3 million in Federal Home Loan Bank stock was sold during the quarter ended March 31, 2005.

As of March 31, 2005, securities represented 34.8% of total assets compared with 43.2% of total assets as of December 31, 2004.

Deposits
As of March 31, 2005, NOW accounts, money market accounts and savings deposits accounted for 42.5% of total deposits, while certificates of deposit made up 44.6% of total deposits. Total deposits were $867.4 million as of March 31, 2005, a decrease of $1.0 million or 0.1% compared with $868.4 million as of December 31, 2004. As of March 31, 2005, we had $111.4 million in noninterest-bearing deposits compared with $110.9 million as of December 31, 2004. The average cost of deposits, including noninterest bearing deposits, was 2.07% for the three months ended March 31, 2005 compared with 1.68% for the year ended December 31, 2004.

Other Borrowings
Other borrowings totaled $75.5 million as of March 31, 2005, a decrease of $57.4 million of 43.4% compared with $132.9 million as of December 31, 2004. The decrease is due to the previously discussed balance sheet restructuring and de-leveraging.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds consist of deposits bearing market rates of interest, advances from the FHLB, principal payments on loans and securities and other types of borrowings. We use our funding resources principally to meet our ongoing commitments to fund maturing deposits and deposit withdrawals, repay borrowings, purchase securities, fund existing and continuing loan commitments, maintain our liquidity and meet operating expenses. The cash and federal funds sold position, supplemented by amortizing investments along with payments and maturities within the loan portfolio, have historically created an adequate liquidity position.

As of March 31, 2005, shareholders’ equity totaled $83.3 million, a decrease of $3.0 million or 3.5% compared with $86.4 million as of December 31, 2004. The decrease is comprised of the $2.2 million in net loss and an $862 thousand decrease due to the change in the fair value of available-for-sale securities. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier I and total capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet items. We remain well capitalized with all capital ratios above minimum requirements.

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

The following table sets forth our interest rate sensitivity analysis as of March 31, 2005:

	Volumes Subject to Repricing Within
						Greater
	0-30	31-180	181-365	1-3	3-5	than
	days	days	days	years	years	5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$16,641	$606	$528	$104,336	$57,934	$191,639	$371,684
Loans	299,664	36,010	28,050	73,671	118,963	75,339	631,697
Federal funds sold	1,210	-	-	-	-	-	1,210
Total interest-earning assets	317,515	36,616	28,578	178,007	176,897	266,978	1,004,591
Interest-bearing liabilities:
NOW, money market and savings deposits	$368,949	$-	$-	$-	$-	$-	$368,949
Certificates of deposit and other time deposits	45,859	245,173	63,471	24,141	5,424	2,944	387,012
Borrowed funds	500	75,000	-	-	-	-	75,500
Junior subordinated debentures	-	30,930	-	-	-	7,320	38,250
Total interest-bearing liabilities	415,308	351,103	63,471	24,141	5,424	10,264	869,711
Cumulative GAP	$(97,793)	$(412,280)	$(447,173)	$(293,307)	$(121,834)	$134,880
Cumulative GAP to total assets	(9.16)%	(38.60)%	(41.87)%	(27.46)%	(11.41)%	12.63%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	76.45%	46.21%	46.12%	65.66%	85.82%	115.51%

Our one-year cumulative GAP position as of March 31, 2005 was negative $447.2 million or (41.9)% of assets. This is a one-day position that is continually changing and is not indicative of our position at any other time. We are liability sensitive because, in part, we maintain high balances of public fund NOW accounts and money market accounts which are subject to immediate changes in interest rates. Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

In addition to GAP analysis, we use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. We assume instantaneous and sustained 200 and 100 basis point increases and a 100 basis point decline in the yield curve. Management then prepares assumptions on how the various rates on interest-earning assets and interest-bearing liabilities would react to these basis point shocks. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The ALCO approves the interest rate assumptions on at least a quarterly basis.

The following table sets forth our simulation analysis as of March 31, 2005:

Change in Rates	% Change in Net Income
-100 bp	6.50%
0 bp	--
+100 bp	(0.1)%
+200 bp	(31.9)%

Based on the March 31, 2005 simulation analysis, we estimate our net income would decrease by approximately 31.9% over the next 12 months assuming an instantaneous and sustained 200 basis point increase in rates. A 100 basis point instantaneous and sustained increase in rates would decrease our net income by approximately 0.1% over the next 12 months, while a 100 basis point instantaneous and sustained decrease in rates over the same period would increase our net income by approximately 6.5% for the period. Our policy guideline for the impact of interest rate shocks on our net income is +/- 20%. The ALCO Committee is responsible for determining what steps, if any, should be taken to bring the shock results in line with policy. The ALCO Committee considers whether the results are temporary or long-term, the magnitude of the shock results, the average lives of the interest-earning assets and interest-bearing liabilities and the requirement for liquidity needs versus earnings improvement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's principal market risk exposure is to interest rates. For more information regarding quantitative and qualitative disclosures about market risk, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk" in this report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") are effective.

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

Not applicable.

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

Date: May 13, 2005	By:	/s/ Harvey Zinn
President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ R. Darrell Brewer
Chief Financial Officer