Form 10-Q
period 2005-06-30
SNB Bancshares Inc
filed 2005-08-12
CIK 1293314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934 for
The Quarterly Period Ended June 30, 2005

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
YES	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock Outstanding as of July 31, 2005:  9,782,878
Number of shares of Class B Stock Outstanding as of July 31, 2005:    2,652,475

SNB Bancshares, Inc. and Subsidiaries
Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$21,435	$21,235
Federal funds sold	1,150	-
Available-for-sale securities, at fair value (amortized cost of $299,465 and
$481,793 at June 30, 2005 and December 31, 2004, respectively)	294,467	475,155
Held-to-maturity securities, at amortized cost (fair value of $105,744 and
$13,493 at June 30, 2005 and December 31, 2004, respectively)	105,056	13,368
Loans	664,899	598,292
Less allowance for loan losses	(9,387)	(8,121)
Net loans	655,512	590,171

Premises and equipment - net	19,615	16,137
Accrued interest receivable	4,262	4,485
Other assets	7,801	9,537
TOTAL	$1,109,298	$1,130,088

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$118,165	$110,858
Interest-bearing	687,594	757,528
Total deposits	805,759	868,386
Other borrowings	173,100	132,900
Accrued interest payable	3,540	2,724
Junior subordinated debentures	38,250	38,250
Other liabilities	1,030	1,427

Total liabilities	1,021,679	1,043,687

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 20,000,000 shares authorized, no shares
issued or outstanding	-	-
Common stock, $0.01 par value - 50,000,000 shares authorized, 9,782,478 and 9,753,612
shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	98	98
Class B stock, $0.01 par value - 3,216,781 shares authorized, 2,652,475 and 2,679,041 shares
issued and outstanding at June 30, 2005 and December 31, 2004, respectively	27	27
Capital surplus	66,193	66,173
Accumulated other comprehensive loss - net unrealized loss on available-for-sale
securities - net of taxes	(3,286)	(4,315)
Retained earnings	24,587	24,418
Total shareholders' equity	87,619	86,401
TOTAL	$1,109,298	$1,130,088

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)

INTEREST INCOME:
Loans-including fees	$10,819	$7,085	$20,616	$13,586
Securities:
Taxable	3,593	4,030	7,519	7,351
Nontaxable	159	19	292	41
Federal funds sold and earning deposits	47	22	61	121
Total interest income	14,618	11,156	28,488	21,099

INTEREST EXPENSE:
Demand deposits	1,708	1,025	3,494	1,976
Certificates and other time deposits	2,768	2,336	5,436	4,529
Other borrowings	1,556	827	3,063	1,493
Total interest expense	6,032	4,188	11,993	7,998

NET INTEREST INCOME	8,586	6,968	16,495	13,101
PROVISION FOR LOAN LOSSES	650	900	1,250	1,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,936	6,068	15,245	11,451

NONINTEREST INCOME:
Service charges on deposit accounts	228	193	451	430
Gain on sale of securities-net	128	144	128	503
Impairment write-down of securities	-	-	(6,144)	-
Other	189	151	376	299
Total noninterest income	545	488	(5,189)	1,232

NONINTEREST EXPENSE:
Salaries and employee benefits	2,934	2,757	5,867	5,441
Net occupancy expense	440	438	845	887
Data processing	414	271	827	557
Legal and professional fees	353	153	742	290
FDIC deposit insurance premium	31	28	60	53
Other	732	763	1,458	1,401
Total noninterest expense	4,904	4,410	9,799	8,629

EARNINGS BEFORE INCOME TAXES	3,577	2,146	257	4,054
PROVISION FOR INCOME TAXES	1,222	729	88	1,378
NET EARNINGS	$2,355	$1,417	$169	$2,676

EARNINGS PER SHARE:
Basic	$0.19	$0.20	$0.01	$0.38
Diluted	0.19	0.20	0.01	0.37

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
	Common Stock	Class B Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	(dollars in thousands, except share data)

BALANCE -- December 31, 2003	$37	$33	$13,974	$(1,748)	$18,471	$30,767

Change in unrealized loss on available-for-sale securities -- net				(2,105)		(2,105)

Less reclassification adjustment for gains included in net earnings -- net of tax				(462)		(462)

Net Earnings					5,947	5,947

Total comprehensive income (Note 1)						3,380

Conversion of 610,425 shares of Class B stock into 610,425 shares of common stock	6	(6)				-

Issuance of 5,438,664 shares of common stock	55		52,199			52,254

BALANCE -- December 31, 2004	98	27	66,173	(4,315)	24,418	86,401

Change in unrealized loss on available-for-sale securities -- net				(2,942)		(2,942)

Less reclassification adjustment for losses included in net earnings -- net of tax				3,971		3,971

Net Earnings					169	169

Total comprehensive income (Note 1)						1,198

Conversion of 26,566 shares of Class B stock into 26,566 shares of common stock	-	-				-

Issuance of 2,300 shares of common stock	-		12			12

Tax benefit related to exercise of stock options			8			8

BALANCE -- June 30, 2005	$98	$27	$66,193	$(3,286)	$24,587	$87,619

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$169	$2,676
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	707	652
Provision for loan losses	1,250	1,650
Amortization and accretion of premiums and discounts on investment securities -- net	308	450
Gain on sales of securities -- net	(128)	(503)
Impairment write-down of securities	6,144	-
Loss on sale of real estate acquired by foreclosure	2	-
Tax benefit related to exercise of stock options	8	-
Decrease (increase) in accrued interest receivable	223	(890)
Decrease (increase) in other assets	173	(318)
Increase in accrued interest payable	816	240
Decrease in other liabilities	(397)	(192)
Net cash provided by operating activities	9,275	3,765
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(94,771)	-
Purchases of available-for-sale securities	(9,497)	(284,226)
Proceeds from sales of available-for-sale securities	166,492	130,822
Proceeds from maturities, calls or principal repayments of investment securities	22,091	21,004
Proceeds from sales of real estate acquired by foreclosure	893	-
Net increase in loans	(66,591)	(91,272)
Increase in federal funds sold	(1,150)	(2,905)
Purchase of bank premises and equipment	(4,127)	(718)
Net cash provided by (used in) investing activities	13,340	(227,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(62,627)	122,285
Net increase in other borrowings	40,200	90,700
Proceeds from issuance of common stock	12	-
Net cash provided by (used in) financing activities	(22,415)	212,985
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	200	(10,545)
CASH AND EQUIVALENTS -- Beginning of year	21,235	27,928
CASH AND EQUIVALENTS -- End of period	$21,435	$17,383

SUPPLEMENTAL DISCLOSURES:
Interest paid	$11,177	$7,758
Income taxes paid	211	1,791
Other real estate owned acquired through foreclosure	-	2,964

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. Certain amounts within the accompanying interim consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or total shareholders’ equity as previously reported. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. These interim consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

If compensation cost for the Company’s stock-based compensation plan had been determined on the fair value method at the grant dates for awards, there would have been no material impact on the Company’s reported net earnings or earnings per share. Pro forma information regarding net earnings and earnings per share is required under accounting principles and has been determined as if the Company accounted for its employee stock option plan under the fair value method. The fair value of options was estimated using a Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earning-as reported	$2,355	$1,417	$169	$2,676
Less total stock-based employee compensation expense determined
under the fair value based method - net of related tax effects	147	19	290	38
Net earnings (loss)-pro forma	$2,208	$1,398	$(121)	$2,638
Earnings per share:
Basic:
As reported	$0.19	$0.20	$0.01	$0.38
Pro forma	0.18	0.20	(0.01)	0.38
Diluted:
As reported	$0.19	$0.20	$0.01	$0.37
Pro forma	0.18	0.19	(0.01)	0.37

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
(Unaudited)

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

Earnings per Share
Earnings per share are presented under two formats: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to holders of common stock and Class B stock by the weighted average number of common and Class B shares outstanding for the reporting period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and Class B shares outstanding adjusted for the incremental shares issuable upon exercise of outstanding stock options. The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. Basic and diluted earnings per share were computed as follows (dollars and amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net earnings-as reported	$2,355	$1,417	$169	$2,676

Basic:
Weighted average shares outstanding	12,435	6,994	12,435	6,994
Basic earnings per common share	$0.19	$0.20	$0.01	$0.38

Diluted:
Weighted average shares outstanding	12,435	6,994	12,435	6,994
Potentially dilutive common shares from options	156	239	177	231
Weighted average shares and potentially dilutive common shares outstanding	12,591	7,233	12,612	7,225

Diluted earnings per common share	$0.19	$0.20	$0.01	$0.37

Recent Accounting Standards
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).”SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was recently delayed until January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application “(modified prospective application)”. Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of June 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $201 thousand beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period for adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
(Unaudited)

(2) Securities

The amortized cost and fair value of investment securities at June 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	As of June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. government agency securities	$117,987	$8	$(1,799)	$116,196
Mortgage-backed securities	90,436	147	(2,055)	88,528
Collateralized mortgage obligations	70,190	-	(1,367)	68,823
Obligations of state and political subdivisions	2,628	52	(29)	2,651
Other securities	18,224	81	(36)	18,269
Total	$299,465	$288	$(5,286)	$294,467

Held-to-Maturity
Mortgage-backed securities	$43,622	$336	$-	$43,958
Collateralized mortgage obligations	47,214	192	(121)	47,285
Obligations of state and political subdivisions	14,220	298	(17)	14,501
Total	$105,056	$826	$(138)	$105,744

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. government agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251
Total	$481,793	$367	$(7,005)	$475,155

Held-to-Maturity
Collateralized mortgage obligations	$5,275	$-	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232
Total	$13,368	$146	$(21)	$13,493

Included in other securities above is the Company’s investment in Federal Reserve Bank and Federal Home Loan Bank stock of $12.1 million and $14.4 million at June 30, 2005 and December 31, 2004, respectively. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the respective redemption provisions of the Federal Reserve Bank and the Federal Home Loan Bank.

Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a realized loss, of the individual securities to their fair value. Accordingly during the quarter ended March 31, 2005, as the result of management’s decision to restructure a portion of the available-for-sale securities portfolio, the Company recognized a pre-tax $6.1 million impairment write-down to adjust the carrying value of the approximately $169.0 million in securities identified for sale to their fair value. For further information regarding the restructuring, see “Item 2.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
(Unaudited)

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Six Months Ended June 30, 2005 and 2004 - General.”

Management believes that based upon the credit quality of the securities, none of the unrealized loss on securities is considered other-than-temporary at June 30, 2005. An analysis of gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2005 is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Government securities	$35,614	$(383)	$72,575	$(1,416)	$108,189	$(1,799)
Mortgage-backed securities	8,711	(188)	69,002	(1,867)	77,713	(2,055)
Collateralized mortgage obligations	20,837	(187)	47,800	(1,180)	68,637	(1,367)
Obligations of state and political subdivisions	-	-	1,362	(29)	1,362	(29)
Other securities	-	-	3,192	(36)	3,192	(36)
Total	$65,162	$(758)	$193,931	$(4,528)	$259,093	$(5,286)

Held-to-Maturity:
Collateralized mortgage obligations	$18,115	$(121)	$-	$-	$18,115	$(121)
Obligations of state and political subdivisions	1,760	(17)	-	-	1,760	(17)
Total	$19,875	$(138)	$-	$-	$19,875	$(138)

Investment securities with amortized costs of $245.4 million and $355.5 million and fair values of $241.1 million and $349.8 million at June 30, 2005 and December 31, 2004, respectively, were pledged to collateralize public deposits and Federal Home Loan Bank advances and for other purposes required or permitted by law.

(3) Shareholders’ Equity

Stock Options - In March 2002, the shareholders of the Company approved a Stock Option Plan which provides for the grant of stock options as incentives and rewards for employees and directors of the Company. The shareholders of the Company approved an amendment to the Stock Option Plan on June 7, 2004 to increase the maximum number of shares of Company common stock issuable under the Stock Option Plan from 500,000 to 1,300,000 shares. The exercise price of the outstanding options is the fair market value of the shares of common stock at the date of grant and the outstanding options vest ratably over a 5-year period. The Stock Option Plan expires November 21, 2012. At June 30, 2005 and December 31, 2004, options to purchase 1,255,800 and 1,265,700 shares of the Company’s common stock, respectively, were outstanding.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
(Unaudited)

A summary of changes in outstanding options is as follows:

	Six Months Ended June 30, 2005		Year Ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Shares under option -- beginning of period	1,265,700	$9.32	340,500	$5.00
Options granted	25,000	12.06	945,500	10.82
Options forfeited	(32,600)	9.37	(18,000)	6.94
Options exercised	(2,300)	5.00	(2,300)	5.00
Shares under option -- end of period	1,255,800	9.38	1,265,700	9.32
Options exercisable -- end of period	124,100	5.00	132,400	5.00

Weighted average fair value of options granted during the period		$10.01		$4.57

Remaining authorized options under approved plan -- end of period	39,600		32,000

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

To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. As of June 30, 2005, the most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
(Unaudited)

The following is a summary of the Company’s and the Bank’s capital ratios at June 30, 2005 and December 31, 2004 (dollars in thousands):

					To Be Categorized
					As Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED*:
As of June 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$137,193	18.72%	$58,958	8.00%
Tier I Capital (to Risk-Weighted Assets)	121,175	16.57	29,479	4.00
Tier I Capital (to Total Assets)	121,175	11.29	43,178	4.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$136,756	19.86%	$55,091	8.00%
Tier I Capital (to Risk-Weighted Assets)	122,049	17.72	27,545	4.00
Tier I Capital (to Total Assets)	122,049	10.87	44,913	4.00

BANK:
As of June 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$121,571	16.54%	$58,844	8.00%	$73,554	10.00%
Tier I Capital (to Risk-Weighted Assets)	112,374	15.29	29,422	4.00	44,133	6.00
Tier I Capital (to Total Assets)	112,374	10.42	43,120	4.00	53,899	5.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$119,017	17.35%	$54,881	8.00%	$68,601	10.00%
Tier I Capital (to Risk-Weighted Assets)	110,896	16.17	27,440	4.00	41,161	6.00
Tier I Capital (to Total Assets)	110,896	9.89	44,854	4.00	56,068	5.00

* At June 30, 2005 and December 31, 2004, Tier I Capital (for purposes of determining the Tier I Capital to Total Assets ratio and the Tier I Capital to Risk-Weighted Assets ratio)
includes a portion of the Company's Trust Preferred Securities as allowed by regulatory capital guidelines. Trust Preferred Securities amounts not included in Tier I Capital are included in Tier II Capital for purposes of determining the Total Capital to Risk-Weighted Assets ratio.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
June 30, 2005
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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

General
For the three months ended June 30, 2005, we recorded net earnings of $2.4 million or $0.19 per diluted common and Class B share, an increase of $938 thousand or 66.2% compared with net earnings of $1.4 million or $0.20 per diluted share for the same period in 2004. This increase in net earnings was principally comprised of a $1.6 million increase in net interest income and a $250 thousand decrease in the provision for loan losses, partially offset by a $494 thousand increase in noninterest expenses and a $493 thousand increase in the provision for income taxes. Notwithstanding the increase in net earnings, the slight decrease in diluted earnings per share for the second quarter of 2005 compared with the same period in 2004 is the result of the comparative impact of the 5.4 million shares of common stock issued in connection with our initial public offering in August 2004. For computation of diluted earnings per share, weighted average shares of common stock and Class B stock outstanding during the second quarter of 2005 were 12.6 million compared with 7.2 million weighted average shares outstanding during the second quarter of 2004.

Net Interest Income
When comparing the second quarter of 2005 to the same quarter in 2004, net interest income increased $1.6 million, primarily due to an increase of $3.5 million in interest income, partially offset by a $1.8 million increase in interest expense. The net interest margin increased 53 basis points to 3.33% for the quarter ended June 30, 2005 compared with 2.80% for the same period in 2004.

Interest income from loans increased by $3.7 million, or 52.7%, to $10.8 million for the quarter ended June 30, 2005, compared with $7.1 million for the same period in 2004. This increase was primarily the result of an increase in average loan volume aided by an increase in the average yield, with loans averaging $641.7 million in the second quarter of 2005 compared with $486.4 million in the second quarter of 2004, an increase of $155.2 million, or 31.9%. The average yield on loans increased 91 basis points to 6.67% for the quarter ended June 30, 2005 compared with 5.76% for the same period in 2004.

Interest income from investment securities decreased by $297 thousand, or 7.3%, to $3.8 million for the quarter ended June 30, 2005 compared with $4.0 million for the same period in 2004. This decrease was due to the reduction in securities principal balances, partially offset by the increase in average yields resulting from the restructuring of the bond portfolio. Investment securities averaged $386.9 million in the second quarter of 2005 compared with $504.5 million in the second quarter of 2004, a decrease of $117.6 million or 23.3%. The average yield on investment securities increased 76 basis points to 3.97% for the quarter ended June 30, 2005 compared with 3.21% for the same period in 2004.

Interest expense increased 44.0%, or $1.8 million, to $6.0 million for the quarter ended June 30, 2005 compared with $4.1 million for the same period in 2004. The increase was principally due to the 92 basis points increase in the average rate paid to 2.80% for the quarter ended June 30, 2005, compared with 1.88% for the same period in 2004. The average balance of interest-bearing liabilities decreased $31.4 million or 3.5% from $895.8 million for the quarter ended June 30, 2004 compared with $864.4 million for the same period in 2005. The decrease in average interest-bearing liabilities was principally due to a decrease in time deposits of $34.6 million or 8.6%. This decrease in high cost deposits was partially offset by a $13.5 million increase in noninterest-bearing deposits. We expect a continued downward trend in deposits as we allow brokered and internet CD deposits to roll-off and be replaced with core deposit growth from our expanding branch network and contractual depository relationships within the communities we serve.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin for the same periods. All balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield (dollars in thousands).

	For the Three Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets:
Interest-earning assets:
Loans	$641,650	$10,819	6.67%	$486,394	$7,085	5.76%
Investment securities	386,894	3,752	3.97	504,454	4,049	3.21
Federal funds sold	1,366	10	2.81	8,371	19	0.91
Interest-earning deposits in other financial institutions	5,032	37	2.91	956	3	1.33
Total interest-earning assets	1,034,942	14,618	5.64%	1,000,175	11,156	4.43%
Less allowance for loan losses	(9,013)			(6,501)
Total interest-earning assets, net of allowance	1,025,929			993,674
Non-earning assets:
Cash and due from banks	14,907			14,348
Premises and equipment	18,810			12,661
Accrued interest receivable and other assets	13,150			13,479
Total noninterest-earning assets	46,867			40,488
Total assets	$1,072,796			$1,034,162

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$337,496	$1,708	2.03%	$342,693	$1,025	1.20%
Time deposits	369,909	2,768	3.00	404,545	2,336	2.32
Junior subordinated debentures	38,250	671	6.94	38,250	516	5.34
Other borrowed funds	118,715	885	2.95	110,287	311	1.12
Total interest-bearing liabilities	864,370	6,032	2.80%	895,775	4,188	1.88%
Noninterest-bearing liabilities:
Demand deposits	118,122			104,646
Accrued interest payable and other liabilities	4,127			3,423
Total noninterest-bearing liabilities	122,249			108,069
Total liabilities	986,619			1,003,844
Shareholders' equity	86,177			30,318
Total liabilities and shareholders' equity	$1,072,796			$1,034,162
Net interest income		$8,586			$6,968
Net interest spread			2.84%			2.55%
Net interest margin (tax equivalent)			3.33%			2.80%

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

	For the Three Months Ended June 30, 2005 Compared with the Same Period in 2004
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
Interest-earning assets:
Loans	$2,231	$1,503	$3,734
Investment securities	(941)	644	(297)
Federal funds sold	(16)	7	(9)
Interest-earning deposits in other financial institutions	14	20	34
Total increase in interest income	1,288	2,174	3,462

Interest-bearing liabilities:
NOW, savings and money market accounts	(16)	699	683
Time deposits	(200)	632	432
Junior subordinated debentures	-	155	155
Other borrowed funds	23	551	574
Total increase (decrease) in interest expense	(193)	2,037	1,844

Increase in net interest income	$1,481	$137	$1,618

Provision for Loan Losses
We utilize our migration analysis to aid in the evaluation of the adequacy of our allowance for loan losses account. Based upon this analysis, as well as other factors which management must assess, we recorded a provision for loan losses of $650 thousand for the quarter ended June 30, 2005 compared with $900 thousand for the same period in 2004. Additionally, we experienced net charge-offs of $1 thousand for the quarter ended June 30, 2005, compared with net charge-offs of $152 thousand for the same period in 2004. At June 30, 2005, the allowance for loan losses as a percentage of total loans was 1.41% compared with 1.36% at June 30, 2004. While management believes that it has adequately provided for loan losses, it will continue to monitor the loan portfolio and make adjustments to the allowance for loan losses as it considers necessary to absorb known and inherent losses in the loan portfolio.

Noninterest Income
Noninterest income totaled $545 thousand in the second quarter of 2005 compared with $488 thousand in the second quarter of 2004, an increase of $57 thousand or 11.7%. The increase is comprised of increases in service charges on deposit accounts and other noninterest income, partially offset by a decrease in net gains on sales of securities.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the second quarter of 2005 was $4.9 million compared with $4.4 million for the second quarter of 2004, an increase of $494 thousand, or 11.2%. This $494 thousand increase was comprised primarily of an increase of $200 thousand in legal and professional fees associated with being a publicly traded company, including compliance with the provisions of the Sarbanes-Oxley Act, an increase of $177 thousand in salaries and employee benefits and an increase of $143 thousand in data processing resulting from technology upgrades. The provision for Federal income taxes increased $493 thousand due to the increase in net earnings. The effective tax rate was approximately 34.17% for the quarter ended June 30, 2005 and 34% for the same period in 2004.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

General
During March 2005, our Board of Directors approved a plan to reposition our balance sheet by reducing the amount of low-yielding investment securities and using a portion of the proceeds to de-leverage our borrowing position. The Board approved this plan in an effort to reduce our liability sensitive position and to improve our net interest margin. We identified for sale from our available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. As a result this decision, we incurred an impairment write-down loss of approximately $6.1 million before tax, or approximately $4.1 million net of tax, during the quarter ended March 31, 2005.

We completed sales of approximately $130.0 million of the identified $169.0 million in securities during March 2005, selling the remainder in April. Of the approximately $163.0 million in net proceeds from the sale of low yielding securities, we used $75 million to pay down Federal Home Loan Bank borrowings, which had an average rate of approximately 2.48%. In addition, we reinvested approximately $88 million in securities with a weighted average yield of approximately 4.90%. Of the approximately $88 million reinvested in higher yielding securities, approximately $19.9 million in securities were purchased and settled in March, with approximately $67.4 million settling in April and $500 thousand settling in May, 2005. The average life of our securities portfolio increased to approximately 3.5 years after completion of the sales and reinvestments compared with approximately 3.0 years before the transactions. As of June 30, 2005, the average life of our securities portfolio was approximately 3.3 years.

For the six months ended June 30, 2005, we recorded net earnings of $169 thousand or $0.01 per diluted common and Class B share, a decrease of $2.5 million or 93.7% compared with $2.7 million or $0.37 per diluted share for the same period in 2004. This $2.5 million decrease in net earnings was principally the result of the impairment write-down loss of approximately $6.1 million before tax, along with a $1.2 million increase in noninterest expense, partially offset by a $3.4 million increase in net interest income and a $1.3 million decrease in the provision for income taxes.

Net Interest Income
When comparing the six months ended June 30, 2005 to the same period in 2004, net interest income increased $3.4 million, primarily due to an increase of $7.4 million in interest income, partially offset by a $4.0 million increase in interest expense. The net interest margin increased 32 basis points to 3.11% for the six months ended June 30, 2005 compared with 2.79% for the same period in 2004.

Interest income from loans increased $7.0 million, or 51.7%, to $20.6 million for the six months ended June 30, 2005, compared with $13.5 million for the same period in 2004. This increase was primarily the result of an increase in loan volume aided by an increase in the average yield, with loans averaging $627.6 million for the six months ended June 30, 2005 compared with $461.2 million in the same period in 2004, an increase of $166.4 million, or 36.0%. The average yield on loans increased 70 basis points to 6.53% for the six months ended June 30, 2005 compared with 5.83% for the same period in 2004.

Interest income from investment securities increased by $420 thousand, or 5.7%, to $7.8 million for the six months ended June 30, 2005 compared with $7.4 million for the same period in 2004. This increase was due to an increase in average yields offset by a decrease in average balance due to the restructuring of our securities portfolio. The average yield on investment securities increased 42 basis points to 3.65% for the six months ended June 30, 2005 from 3.23% for the same period in 2004. The average balance of investment securities was $436.6 million for the six months ended June 30, 2005 compared with $458.4 million for the same period in 2004, a decrease of $21.8 million or 4.8%.

Interest expense increased 50.0%, or $4.0 million, to $12.0 million for the six months ended June 30, 2005 compared with $8.0 million for the same period in 2004. The increase was principally due to the 76 basis points increase in the average rate paid to 2.67% for the six months ended June 30, 2005, from 1.91% for the same period in 2004. The average balance of interest-bearing liabilities increased $61.0 million or 7.2% from $844.0 million for the six months ended June 30, 2004 compared with $905.0 million for the same period in 2005. The increase in average liabilities was comprised of an increase in borrowings of $49.4 million or 61.0% and interest-bearing deposit growth of $11.6 million or 1.6%.

The following table sets forth for the periods indicated an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin for the same periods. All balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield (dollars in thousands).

	For the Six Months Ended June 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets:
Interest-earning assets:
Loans	$627,591	$20,616	6.53%	$461,230	$13,586	5.83%
Investment securities	436,613	7,811	3.65	458,366	7,392	3.23
Federal funds sold	1,104	15	2.65	16,821	77	0.91
Interest-earning deposits in other financial institutions	3,020	46	3.04	9,281	44	0.94
Total interest-earning assets	1,068,328	28,488	5.34%	945,698	21,099	4.43%
Less allowance for loan losses	(8,706)			(6,225)
Total interest-earning assets, net of allowance	1,059,621			939,473
Non-earning assets:
Cash and due from banks	16,113			16,358
Premises and equipment	17,599			12,461
Accrued interest receivable and other assets	14,082			11,594
Total noninterest-earning assets	47,795			40,413
Total assets	$1,107,416			$979,886

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$356,637	$3,494	1.98%	$339,681	$1,976	1.17%
Time deposits	379,735	5,436	2.89	385,069	4,529	2.37
Junior subordinated debentures	38,250	1,295	6.73	38,250	1,037	5.36
Other borrowed funds	130,376	1,768	2.70	80,985	456	1.13
Total interest-bearing liabilities	904,998	11,993	2.67%	843,985	7,998	1.91%
Noninterest-bearing liabilities:
Demand deposits	111,737			101,682
Accrued interest payable and other liabilities	4,168			3,118
Total noninterest-bearing liabilities	115,905			104,800
Total liabilities	1,020,903			948,785
Shareholders' equity	86,513			31,101
Total liabilities and shareholders' equity	$1,107,416			$979,886
Net interest income		$16,495			$13,101
Net interest spread			2.67%			2.52%
Net interest margin (tax equivalent)			3.11%			2.79%

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

	For the Six Months Ended June 30, 2005 Compared with the Same Period in 2004
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
Interest-earning assets:
Loans	$4,807	$2,223	$7,030
Securities	(348)	767	419
Federal funds sold	(70)	8	(62)
Interest-earning deposits in other financial institutions	(29)	31	2
Total increase in interest income	4,360	3,029	7,389
Interest-bearing liabilities:
NOW, savings and money market accounts	98	1,420	1,518
Time deposits	(63)	970	907
Junior subordinated debentures	-	258	258
Other borrowed funds	278	1,034	1,312
Total increase in interest expense	313	3,682	3,995

Increase (decrease) in net interest income	$4,047	$(653)	$3,394

Provision for Loan Losses
We utilize our migration analysis to aid in the evaluation of the adequacy of our allowance for loan losses account. Based upon this analysis, as well as other factors which management must assess, we recorded a provision for loan losses of $1.3 million for the quarter ended June 30, 2005 compared with $1.7 million for the same period in 2004. Additionally, we experienced net recoveries of $16 thousand for the six months ended June 30, 2005, compared with net charge-offs of $371 thousand for the same period in 2004. At June 30, 2005, the allowance for loan losses as a percentage of total loans was 1.41% compared with 1.36% at June 30, 2004. While management believes that it has adequately provided for loan losses, it will continue to monitor the loan portfolio and make adjustments to the allowance for loan losses as it considers necessary to absorb known and inherent losses in the loan portfolio.

Noninterest Income
Noninterest income totaled a loss of $5.2 million in the six months ended June 30, 2005 compared with income of $1.2 million for the same period in 2004, with the decrease primarily due to the $6.1 million impairment write-down related to the restructuring of our securities portfolio during the first quarter of 2005 and a $375 thousand decrease in gains on sales of securities.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the six months ended June 30, 2005 was $9.8 million compared with $8.6 million for the same period in 2004, an increase of $1.2 million, or 13.6%. This increase was comprised primarily of an increase of $452 thousand in legal and professional fees associated with being a publicly traded company, an increase of $426 thousand in salaries and employee benefits and an increase of $270 thousand in data processing resulting from technology upgrades. The provision for Federal income taxes decreased $1.3 million due to the $2.1 million tax benefit arising from the impairment write-down of securities, partially offset by the tax provision on other earnings in the six months ended June 30, 2005. The effective tax rate was approximately 34.25% for the six months ended June 30, 2005 and 34% for the same period in 2004.

Financial Condition

General
As of June 30, 2005 we had total assets of $1.1 billion, total loans of $664.9 million, total deposits of $805.8 million and total shareholders’ equity of $87.6 million. Total assets decreased by $20.8 million from December 31, 2004 to June 30, 2005. The decrease, primarily due to the restructuring of a portion of the securities portfolio as further discussed below, is comprised of a decrease of $180.7 million in available for sale securities, partially offset by increases of $91.7 million in held to maturity securities and $65.3 million in net loans.

Under the previously announced restructuring and de-leveraging plan, we sold approximately $169.0 million in U.S. Government callable agency bonds, which had a weighted average yield of approximately 2.76%. As a result of the decision to sell these investments, we recorded an other-than-temporary impairment charge of $6.1 million, or $4.1 million after tax. Of the $163.0 million in proceeds from such sales, approximately $75 million was used to pay down Federal Home Loan Bank borrowings, which had an average cost of funds of 2.76%, and $88 million was reinvested in securities, which have weighted average yield of approximately 4.90%. For further information regarding the restructuring, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Six Months Ended June 30, 2005 and 2004 - General.”

From December 31, 2004 to June 30, 2005, total liabilities decreased by $22.0 million. When comparing the two dates, deposits decreased $62.6 million and other borrowings increased $40.2 million. The decrease in deposits was principally the result of decreases in public fund deposits, as well as our decision to allow higher cost brokered and internet CD deposits to roll off as they mature. The increase in other borrowings resulted from the decrease in deposits coupled with funding our growth in loans, which more than offset the paydowns associated with the balance sheet restructuring previously discussed. Shareholders' equity increased $1.2 million from December 31, 2004 to June 30, 2005 primarily as a result of the reduction of unrealized losses on the available-for-sale securities portfolio.

Loan Portfolio
Total loans were $664.9 million as of June 30, 2005, an increase of $66.6 million or 11.1% compared with loans of $598.3 million as of December 31, 2004. Loan growth occurred primarily in commercial mortgage loans, which increased $31.4 million or 11.7%, and construction and land development loans, which increased $23.0 million or 18.6%.

The following table summarizes our loan portfolio by type as of the dates indicated (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Business and industrial	$78,626	11.8%	$70,101	11.7%
Real estate:
Construction and land development	146,661	22.1	123,655	20.7
Residential mortgages	129,366	19.5	126,200	21.1
Commercial mortgages	298,510	44.9	267,158	44.7
Consumer	13,242	2.0	12,592	2.1
Other	229	-	227	-
Gross loans	666,634	100.3	599,933	100.3
Less unearned discounts and fees	(1,735)	(0.3)	(1,641)	(0.3)
Total loans	$664,899	100.0%	$598,292	100.0%

Nonperforming Assets
Nonperforming assets were $10.7 million and $4.8 million as of June 30, 2005 and December 31, 2004, respectively. The increase in nonperforming assets of $5.9 million was principally comprised of a $6.9 million increase in nonaccrual loans, partially offset by an $895 thousand decrease in other real estate owned. The increase in nonaccrual loans was primarily a result of a $3.9 million business and industrial loan, collateralized by furniture, fixtures and equipment and by accounts receivable, and two commercial mortgage loans totaling $3.1 million placed on nonaccrual status during the period. Although the business and industrial loan was performing in accordance with its terms, management was concerned about its future performance and placed it on nonaccrual status. The $895 thousand decrease in other real estate owned resulted from the sale of one commercial property acquired through foreclosure. Our ratio of nonperforming assets to total loans and other real estate was 1.61% and 0.80% as of June 30, 2005 and December 31, 2004, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	As of June 30,	As of December 31,
	2005	2004
Nonaccrual loans	$8,389	$1,489
Accruing loans past due 90 days or more	-	62
Restructured loans	1,865	1,917
Other real estate	425	1,320
Total nonperforming assets	$10,679	$4,788
Nonperforming assets to total loans and other real estate	1.61%	0.80%

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

As of June 30, 2005, the allowance for loan losses amounted to $9.4 million or 1.41% of total loans. As of December 31, 2004, the allowance for loan losses amounted to $8.1 million or 1.36% of total loans. The allowance for loan losses as a percentage of nonperforming loans decreased to 91.54% as of June 30, 2005 from 234.17% as of December 31, 2004.

The following table summarizes the activity in our allowance for loan losses during the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	Six Months Ended	Year Ended December 31,
	June 30, 2005	2004

Average loans outstanding	$627,591	$509,142
Total loans outstanding at end of period	$664,899	$598,292

Allowance for loan losses at beginning of period	$8,121	$5,650
Provision for loan losses	1,250	2,950
Charge-Offs:
Business and industrial	(6)	(242)
Real estate	-	(262)
Consumer	(42)	(110)
Total charge-offs	(48)	(614)
Recoveries:
Business and industrial	41	50
Real estate	12	63
Consumer	11	22
Total recoveries	64	135
Net recoveries (charge-offs)	16	(479)
Allowance for loan losses at end of period	$9,387	$8,121

Allowance for loan losses to end of period loans	1.41%	1.36%
Net charge-offs (recoveries) to average loans	(0.01)	0.09
Allowance for loans losses to end of period nonperforming loans	91.54	234.17

Securities
As of June 30, 2005, investment securities totaled $399.5 million, a decrease of $89.0 million or 18.2% compared with $488.5 million as of December 31, 2004. This decrease was principally the result of the Board approved decision in March 2005 to restructure a portion of the investment securities portfolio. We sold from our available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. In addition during the six months ended June 30, 2005, we purchased $94.8 million in securities with the intent to hold until maturity and received principal repayments of $22.1 million.

As of June 30, 2005, securities represented 36.0% of total assets compared with 43.2% of total assets as of December 31, 2004.

Deposits
As of June 30, 2005, NOW accounts, money market accounts and savings deposits accounted for 40.6% of total deposits, while certificates of deposit made up 44.7% of total deposits. Total deposits were $805.7 million as of June 30, 2005, a decrease of $62.6 million or 7.2% compared with $868.4 million as of December 31, 2004. As of June 30, 2005, we had $118.2 million in noninterest-bearing deposits compared with $110.9 million as of December 31, 2004. The average cost of deposits, including noninterest bearing deposits, was 2.12% for the six months ended June 30, 2005 compared with 1.68% for the year ended December 31, 2004.

Other Borrowings
Other borrowings totaled $173.1 million as of June 30, 2005, an increase of $40.2 million or 30.3% compared with $132.9 million as of December 31, 2004. The increase is principally due to growth in the loan portfolio.

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

As of June 30, 2005, shareholders’ equity totaled $87.6 million, an increase of $1.2 million or 1.4% compared with $86.4 million as of December 31, 2004. The increase is comprised of a $1.0 million increase due to the change in the fair value of available-for-sale securities and the $169 thousand in net earnings for the period. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier I and total capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet items. The Bank remains well capitalized with all capital ratios above minimum requirements.

INTEREST RATE SENSITIVITY AND MARKET RISK

Our asset liability and funds management policy provides management with the necessary guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within established guidelines.

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term maturity. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

Our exposure to interest rate risk is managed by the Bank’s Asset Liability Committee (ALCO), which is composed of outside members of the board of directors of the Bank as well as our senior officers in accordance with policies approved by the Bank’s board of directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital, of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. We have traditionally managed our business to reduce our overall exposure to changes in interest rates; however, under current policies approved by our board of directors, management has been given some latitude to increase our interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on our financial performance in the future than they have had historically.

To effectively measure and manage interest rate risk, we use an interest rate shock simulation model to determine the impact on our net interest income and on our investment portfolio and its resultant impact, net of Federal income taxes, on our shareholders’ equity, under various interest rate scenarios, balance sheet trends and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by the ALCO committee on an ongoing basis.

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

The following table sets forth our interest rate sensitivity analysis as of June 30, 2005 (dollars in thousands):

	Volumes Subject to Repricing Within
						Greater
	0-30	31-180	181-365	1-3	3-5	than
	days	days	days	years	years	5 years	Total
Interest-earning assets:
Securities	$17,184	$727	$266	$98,954	$36,060	$246,332	$399,523
Loans	319,319	42,117	33,396	78,523	121,907	71,372	666,634
Federal funds sold	1,150	-	-	-	-	-	1,150
Total interest-earning assets	337,653	42,844	33,662	177,477	157,967	317,704	1,067,307
Interest-bearing liabilities:
NOW, money market and savings deposits	$327,181	$-	$-	$-	$-	$-	$327,181
Certificates of deposit and other time deposits	37,704	213,771	64,118	27,407	15,746	1,667	360,413
Borrowed funds	98,100	75,000	-	-	-	-	173,100
Junior subordinated debentures	-	30,930	-	-	-	7,320	38,250
Total interest-bearing liabilities	462,985	319,701	64,118	27,407	15,746	8,987	898,944
Cumulative GAP	$(125,332)	$(402,189)	$(432,645)	$(282,575)	$(140,354)	$168,363
Cumulative GAP to total assets	(11.30)%	(36.26)%	(39.00)%	(25.47)%	(12.65)%	15.18%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	72.93%	48.61%	48.91%	67.68%	84.23%	118.73%

Our one-year cumulative GAP position as of June 30, 2005 was negative $432.6 million or (39.0)% of total assets. This is a one-day position that is continually changing and is not indicative of our position at any other time. We are liability sensitive because, in part, we maintain high balances of public fund NOW accounts and money market accounts which are subject to immediate changes in interest rates. Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

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

The following table sets forth our simulation analysis as of June 30, 2005:

Change in Rates	% Change in Net Income
-100 bp	7.2%
0 bp	--
+100 bp	(2.2)%
+200 bp	(31.5)%

Based on the June 30, 2005 simulation analysis, we estimate our net income would decrease by approximately 31.5% over the next 12 months assuming an instantaneous and sustained 200 basis point increase in rates. A 100 basis point instantaneous and sustained increase in rates would decrease our net income by approximately 2.2% over the next 12 months, while a 100 basis point instantaneous and sustained decrease in rates over the same period would increase our net income by approximately 7.2% for the period. Our policy guideline for the impact of interest rate shocks on our net income is +/- 20%. The ALCO Committee is responsible for determining what steps, if any, should be taken to bring the shock results in line with policy. The ALCO Committee considers whether the results are temporary or long-term, the magnitude of the shock results, the average lives of the interest-earning assets and interest-bearing liabilities and the requirement for liquidity needs versus earnings improvement.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 26, 2005. At the meeting, the shareholders of the Company considered and acted upon the following proposals:

1.
Colonel Wallace J. McKenzie was elected as a Common Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 8,162,209 shares were voted in favor of Colonel McKenzie and 506,600 shares were withheld from voting.

2.
Richard D. Parker was elected as a Common Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 8,217,409 shares were voted in favor of Mr. Parker and 451,400 shares were withheld from voting.

3.
General Edmond S. Solymosy was elected as a Common Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 8,167,409 shares were voted in favor of General Solymosy and 501,400 shares were withheld from voting.

4.
Robert P. Viles, M.D. was elected as a Common Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 8,167,409 shares were voted in favor of Dr. Viles and 501,400 shares were withheld from voting.

5.
Stewart Morris was elected as a Class B Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 2,583,819 shares were voted in favor of Mr. Morris and 1,000 shares were withheld from voting.

6.
Caralisa Morris Simon was elected as a Class B Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until her successor is duly elected and qualified. A total of 2,583,319 shares were voted in favor of Ms. Simon and 1,500 shares were withheld from voting.

7.
James W. Stevens was elected as a Class B Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 2,583,819 shares were voted in favor of Mr. Stevens and 1,000 shares were withheld from voting.

8.
Dan Wilford was elected as a Class B Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 2,583,819 shares were voted in favor of Mr. Wilford and 1,000 shares were withheld from voting.

9.
Harvey E. Zinn was elected as a Class B Stock director to serve on the Company's Board of Directors until the Company's 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 2,583,969 shares were voted in favor of Mr. Zinn and 850 shares were withheld from voting.

10.
The appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005 was ratified. A total of 10,491,678 shares voted in favor of the appointment, 743,750 shares voted against and 18,200 shares abstained from voting on the proposal.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: August 12, 2005	By:	/s/ Harvey Zinn
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ R. Darrell Brewer
Chief Financial Officer