Form 10-Q
period 2005-09-30
SNB Bancshares Inc
filed 2005-11-14
CIK 1293314

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d)
Of the Securities Exchange Act of 1934 for
The Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Common Stock Outstanding as of October 31, 2005: 9,782,878
Number of shares of Class B Stock Outstanding as of October 31, 2005: 2,652,475

SNB Bancshares, Inc. and Subsidiaries
Form 10-Q

Part I.	Financial Information

Item 1	Interim Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	1
	Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	2
	Consolidated Statements of Changes in Shareholders' Equity for the Year Ended December 31, 2004 and for the Nine Months Ended September 30, 2005 (unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	4
	Notes to Interim Consolidated Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4	Controls and Procedures	23

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$26,739	$21,235
Federal funds sold	1,450	-
Available for sale securities, at fair value (amortized cost of $311,750 and
$481,793 at September 30, 2005 and December 31, 2004, respectively)	304,536	475,155
Held to maturity securities, at amortized cost (fair value of $103,535 and
$13,493 at September 30, 2005 and December 31, 2004, respectively)	103,937	13,368
Loans	658,003	598,292
Less allowance for loan losses	(9,185)	(8,121)
Net loans	648,818	590,171

Premises and equipment - net	21,835	16,137
Accrued interest receivable	4,507	4,485
Other assets	8,925	9,537
TOTAL	$1,120,747	$1,130,088

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$128,090	$110,858
Interest-bearing	610,229	757,528
Total deposits	738,319	868,386
Other borrowings	250,500	132,900
Accrued interest payable	3,191	2,724
Junior subordinated debentures	38,250	38,250
Other liabilities	2,150	1,427
Total liabilities	1,032,410	1,043,687

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 20,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value - 50,000,000 shares authorized,
9,782,878 and 9,753,612 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	98	98
Class B stock, $0.01 par value - 3,216,781 shares authorized, 2,652,475 and
2,679,041 shares issued and outstanding at September 30, 2005 and
December 31, 2004, respectively	27	27
Capital surplus	66,195	66,173
Accumulated other comprehensive loss - net unrealized loss on available-for-sale securities - net of taxes	(4,744)	(4,315)
Retained earnings	26,761	24,418
Total shareholders' equity	88,337	86,401
TOTAL	$1,120,747	$1,130,088

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

INTEREST INCOME:
Loans-including fees	$11,551	$8,031	$32,167	$21,617
Securities:
Taxable	3,845	4,184	11,364	11,535
Nontaxable	197	50	489	91
Federal funds sold and earning deposits	41	14	102	135
Total interest income	15,634	12,279	44,122	33,378

INTEREST EXPENSE:
Demand deposits	1,860	1,215	5,354	3,190
Certificates and other time deposits	2,899	2,179	8,335	6,708
Other borrowings	2,412	1,319	5,475	2,812
Total interest expense	7,171	4,713	19,164	12,710

NET INTEREST INCOME	8,463	7,566	24,958	20,668
PROVISION FOR LOAN LOSSES	600	625	1,850	2,275

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,863	6,941	23,108	18,393

NONINTEREST INCOME:
Service charges on deposit accounts	195	193	646	623
Gain on sale of securities-net	-	197	128	700
Impairment write-down of securities	-	-	(6,144)	-
Other	196	153	572	453
Total noninterest income	391	543	(4,798)	1,776

NONINTEREST EXPENSE:
Salaries and employee benefits	2,912	2,944	8,779	8,386
Net occupancy expense	477	494	1,322	1,382
Data processing	457	284	1,284	841
Legal and professional fees	295	158	1,037	448
FDIC deposit insurance premium	29	31	89	84
Other	777	820	2,235	2,221
Total noninterest expense	4,947	4,731	14,746	13,362

EARNINGS BEFORE INCOME TAXES	3,307	2,753	3,564	6,807
PROVISION FOR INCOME TAXES	1,133	935	1,221	2,313
NET EARNINGS	$2,174	$1,818	$2,343	$4,494

EARNINGS PER SHARE:
Basic	$0.17	$0.20	$0.19	$0.58
Diluted	0.17	0.19	0.19	0.57

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Class B Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	(dollars in thousands, except share data)

BALANCE -- December 31, 2003	$37	$33	$13,974	$(1,748)	$18,471	$30,767

Change in unrealized loss on available-for-sale securities -- net				(2,105)		(2,105)

Less reclassification adjustment for gains included in net earnings -- net of tax				(462)		(462)

Net Earnings					5,947	5,947

Total comprehensive income (Note 1)						3,380

Conversion of 610,425 shares of Class B stock into 610,425 shares of common stock	6	(6)				-

Issuance of 5,438,664 shares of common stock	55		52,199			52,254

BALANCE -- December 31, 2004	98	27	66,173	(4,315)	24,418	86,401

Change in unrealized loss on available-for-sale securities -- net				(4,400)		(4,400)

Plus reclassification adjustment for losses included in net earnings -- net of tax				3,971		3,971

Net Earnings					2,343	2,343

Total comprehensive income (Note 1)						1,914

Conversion of 26,566 shares of Class B stock into 26,566 shares of common stock	-	-				-

Issuance of 2,700 shares of common stock	-		14			14

Tax benefit related to exercise of stock options			8			8

BALANCE -- September 30, 2005	$98	$27	$66,195	$(4,744)	$26,761	$88,337

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$2,343	$4,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,063	949
Provision for loan losses	1,850	2,275
Amortization and accretion of premiums and discounts on investment securities -- net	445	670
Gain on sales of securities -- net	(128)	(700)
Impairment write-down of securities	6,144	-
Loss on sale of real estate acquired by foreclosure	2	-
Tax benefit related to exercise of stock options	8	-
Decrease (increase) in accrued interest receivable	(22)	(1,405)
Decrease (increase) in other assets	(257)	25
Increase in accrued interest payable	467	161
Decrease in other liabilities	723	322
Net cash provided by operating activities	12,638	6,791
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(97,903)	(11,214)
Purchases of available-for-sale securities	(35,168)	(293,844)
Proceeds from sales of available-for-sale securities	169,399	180,250
Proceeds from maturities, calls or principal repayments of investment securities	36,685	31,676
Proceeds from sales of real estate acquired by foreclosure	893	-
Net increase in loans	(60,497)	(132,122)
Decrease (increase) in federal funds sold	(1,450)	1,460
Purchase of bank premises and equipment	(6,640)	(2,222)
Net cash provided by (used in) investing activities	5,319	(226,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(130,067)	81,226
Net increase in other borrowings	117,600	73,700
Proceeds from issuance of common stock	14	52,242
Net cash provided by (used in) financing activities	(12,453)	207,168
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,504	(12,057)
CASH AND EQUIVALENTS -- Beginning of year	21,235	27,928
CASH AND EQUIVALENTS -- End of period	$26,739	$15,871

SUPPLEMENTAL DISCLOSURES:
Interest paid	$18,697	$13,201
Income taxes paid	701	2,976
Other real estate owned acquired through foreclosure	-	2,964

See notes to interim consolidated financial statements.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. Certain amounts within the accompanying interim consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or total shareholders’ equity as previously reported. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. These interim consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Stock Based Compensation
The Company currently accounts for its stock-based employee compensation plan using the intrinsic value-based method of accounting defined in Accounting Principles Board Opinion No. 25, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earning-as reported	$2,174	$1,818	$2,343	$4,494
Less total stock-based employee compensation expense determined under the fair value based method - net of related tax effects	145	68	435	106
Net earnings-pro forma	$2,029	$1,750	$1,908	$4,388
Earnings per share:
Basic:
As reported	$0.17	$0.20	$0.19	$0.58
Pro forma	0.16	0.19	0.15	0.57
Diluted:
As reported	$0.17	$0.19	$0.19	$0.57
Pro forma	0.16	0.19	0.15	0.55

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
(Unaudited)

The Company expects to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Recent Accounting Standards in this note for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings-as reported	$2,174	$1,818	$2,343	$4,494

Basic:
Weighted average shares outstanding	12,435	9,137	12,435	7,713
Basic earnings per common share	$0.17	$0.20	$0.19	$0.58

Diluted:
Weighted average shares outstanding	12,435	9,137	12,435	7,713
Potentially dilutive common shares from options	165	210	173	215
Weighted average shares and potentially dilutive common shares outstanding	12,600	9,347	12,608	7,928

Diluted earnings per common share	$0.17	$0.19	$0.19	$0.57

Recent Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment (Revised 2004).”SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was will be effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application “(modified prospective application).” Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of September 30, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $201 thousand beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period for adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
(Unaudited)

(2) Securities

The amortized cost and fair value of investment securities at September 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	As of September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
U.S. government agency securities	$136,987	$2	$(2,793)	$134,196
Mortgage-backed securities	84,644	91	(2,713)	82,022
Collateralized mortgage obligations	65,414	1	(1,803)	63,612
Obligations of state and political subdivisions	3,557	34	(36)	3,555
Other securities	21,148	52	(49)	21,151
Total	$311,750	$180	$(7,394)	$304,536

Held to Maturity
Mortgage-backed securities	$41,517	$-	$(176)	$41,341
Collateralized mortgage obligations	45,067	7	(277)	44,797
Obligations of state and political subdivisions	17,353	174	(130)	17,397
Total	$103,937	$181	$(583)	$103,535

	As of December 31, 2005
		Gross	Gross
	Amoritized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale:
U.S. government agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251
Total	$481,793	$367	$(7,005)	$475,155

Held to Maturity
Collateralized mortgage obligations	$5,275	$-	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232
Total	$13,368	$146	$(21)	$13,493

Included in other securities above is the Company’s investment in Federal Reserve Bank and Federal Home Loan Bank stock of $14.9 million and $14.4 million at September 30, 2005 and December 31, 2004, respectively. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the respective redemption provisions of the Federal Reserve Bank and the Federal Home Loan Bank.

Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a realized loss, of the individual securities to their fair value. Accordingly during the quarter ended March 31, 2005, as the result of management’s decision to restructure a portion of the available-for-sale securities portfolio, the Company recognized a pre-tax $6.1 million impairment write-down to adjust the carrying value of the approximately $169.0 million in securities identified for sale to their fair value. For further information regarding the restructuring, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Nine Months Ended September 30, 2005 and 2004 - General.”

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
(Unaudited)

Management believes that based upon the credit quality of the securities, none of the unrealized loss on securities is considered other-than-temporary at September 30, 2005. An analysis of gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005 is as follows (dollars in thousands):

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. government agency securities	$50,435	$(560)	$79,759	$(2,233)	$130,194	$(2,793)
Mortgage-backed securities	7,637	(129)	67,654	(2,584)	75,291	(2,713)
Collateralized mortgage obligations	18,633	(322)	44,838	(1,481)	63,471	(1,803)
Obligations of state and political subdivisions	-	-	1,354	(36)	1,354	(36)
Other securities	-	-	3,213	(49)	3,213	(49)
Total	$76,705	$(1,011)	$196,818	$(6,383)	$273,523	$(7,394)

Held-to-Maturity:
Mortgage-backed Securities	$41,340	$(176)	$-	$-	$41,340	$(176)
Collateralized mortgage obligations	31,839	(277)	-	-	31,839	(277)
Obligations of state and political subdivisions	8,799	(130)	-	-	8,799	(130)
Total	$81,978	$(583)	$-	$-	$81,978	$(583)

Investment securities with amortized costs of $229.0 million and $355.5 million and fair values of $223.0 million and $349.8 million at September 30, 2005 and December 31, 2004, respectively, were pledged to collateralize public deposits and Federal Home Loan Bank advances and for other purposes required or permitted by law.

(3) Shareholders’ Equity

Stock Options - In March 2002, the shareholders of the Company approved a Stock Option Plan which provides for the grant of stock options as incentives and rewards for employees and directors of the Company. The shareholders of the Company approved an amendment to the Stock Option Plan on June 7, 2004 to increase the maximum number of shares of Company common stock issuable under the Stock Option Plan from 500,000 to 1,300,000 shares. The exercise price of the outstanding options is the fair market value of the shares of common stock at the date of grant and the outstanding options vest ratably over a 5-year period. The Stock Option Plan expires November 21, 2012. At September 30, 2005 and December 31, 2004, options to purchase 1,255,400 and 1,265,700 shares of the Company’s common stock, respectively, were outstanding.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
(Unaudited)

A summary of changes in outstanding options is as follows:

	Nine Months Ended September 30, 2005		Year Ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Shares under option -- beginning of period	1,265,700	$9.32	340,500	$5.00
Options granted	25,000	12.06	945,500	10.82
Options forfeited	(32,600)	9.37	(18,000)	6.94
Options exercised	(2,700)	5.00	(2,300)	5.00
Shares under option -- end of period	1,255,400	9.38	1,265,700	9.32
Options exercisable -- end of period	306,700	8.47	132,400	5.00

Weighted average fair value of options granted during the period		$10.01		$4.57

Remaining authorized options under approved plan -- end of period	39,600		32,000

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

To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. As of September 30, 2005, the most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
(Unaudited)

The following is a summary of the Company’s and the Bank’s capital ratios at September 30, 2005 and December 31, 2004 (dollars in thousands):

					To Be Categorized
					As Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED*:
As of September 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$140,027	19.04%	$58,828	8.00%
Tier I Capital (to Risk-Weighted Assets)	124,992	17.00	29,414	4.00
Tier I Capital (to Total Assets)	124,992	11.15	44,834	4.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$136,756	19.86%	$55,091	8.00%
Tier I Capital (to Risk-Weighted Assets)	122,049	17.72	27,545	4.00
Tier I Capital (to Total Assets)	122,049	10.87	44,913	4.00

BANK:
As of September 30, 2005 (Unaudited)
Total Capital (to Risk-Weighted Assets)	$124,324	16.91%	$58,809	8.00%	$73,511	10.00%
Tier I Capital (to Risk-Weighted Assets)	115,139	15.66	29,404	4.00	44,106	6.00
Tier I Capital (to Total Assets)	115,139	10.29	44,776	4.00	55,971	5.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$119,017	17.35%	$54,881	8.00%	$68,601	10.00%
Tier I Capital (to Risk-Weighted Assets)	110,896	16.17	27,440	4.00	41,161	6.00
Tier I Capital (to Total Assets)	110,896	9.89	44,854	4.00	56,068	5.00

* At September 30, 2005 and December 31, 2004, Tier I Capital (for purposes of determining the Tier I Capital to Total Assets ratio and the Tier I Capital to Risk-Weighted Assets ratio)
includes a portion of the Company's Trust Preferred Securities as allowed by regulatory capital guidelines. Trust Preferred Securities amounts not included in Tier I Capital are included in Tier II Capital for purposes of determining the Total Capital to Risk-Weighted Assets ratio.

(5) Recent Developments

On October 27, 2005 the Board of Directors approved the redemption on December 6, 2005 of its 10.20% junior subordinated debentures in the aggregate amount of $7.3 million issued by the Company to SNB Capital Trust I, in order to allow SNB Capital Trust I to redeem on December 6, 2005 all of its 10.20% Trust Preferred Securities in the amount of $7.1 million and its 10.20% Common Securities in the amount of $222 thousand at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued and unpaid interest per security through the redemption date. The Trust Preferred Securities were originally issued on December 6, 2000. All interest accruing on the Trust Preferred Securities and the Trust Common Securities will cease to accrue effective on the redemption date. Wachovia Bank, N.A., property trustee of the Trust Preferred Securities, will notify the holders of the redemption. Among the holders of the Trust Preferred Securities are The Joella and Stewart Morris Foundation owning approximately $5.7 million and Caralisa Morris Simon owning $500 thousand. Stewart Morris is Senior Chairman of the Company, and Caralisa Morris Simon is Chairman of the Company. Approximately $30.9 million of junior subordinated debentures related to three other trust preferred securities transactions in 2003 will remain outstanding following the completion of this redemption.

SNB BANCSHARES, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
September 30, 2005
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

Recent Developments

On October 27, 2005 the Board of Directors approved the redemption on December 6, 2005 of its 10.20% junior subordinated debentures in the aggregate amount of $7.3 million issued by the Company to SNB Capital Trust I, in order to allow SNB Capital Trust I to redeem on December 6, 2005 all of its 10.20% Trust Preferred Securities in the amount of $7.1 million and its 10.20% Common Securities in the amount of $222 thousand at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued and unpaid interest per security through the redemption date. The Trust Preferred Securities were originally issued on December 6, 2000. All interest accruing on the Trust Preferred Securities and the Trust Common Securities will cease to accrue effective on the redemption date. Wachovia Bank, N.A., property trustee of the Trust Preferred Securities, will notify the holders of the redemption. Among the holders of the Trust Preferred Securities are The Joella and Stewart Morris Foundation owning approximately $5.7 million and Caralisa Morris Simon owning $500 thousand. Stewart Morris is Senior Chairman of the Company, and Caralisa Morris Simon is Chairman of the Company. Approximately $30.9 million of junior subordinated debentures related to three other trust preferred securities transactions in 2003 will remain outstanding following the completion of this redemption.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Our accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004. The policies related to the allowance for loan losses and stock-based compensation require a significant amount of subjective and complex judgment and assumptions by our management. Because of the nature of judgments and assumptions made by our management, actual results could differ from these judgments and assumptions, which could have a material impact on our financial condition and results of operations.

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

Stock-based Compensation - We account for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because of the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the service period of the award. We make pro forma disclosure of net earnings and earnings per share assuming the fair value-based accounting method discussed in Note 1 to our consolidated financial statements. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

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

Results of Operations for the Three Months Ended September 30, 2005 and 2004

General
For the three months ended September 30, 2005, we recorded net earnings of $2.2 million or $0.17 per diluted common and Class B share, an increase of $356 thousand or 19.6% compared with net earnings of $1.8 million or $0.19 per diluted share for the same period in 2004. This increase in net earnings was principally comprised of an $897 thousand increase in net interest income, partially offset by a $152 thousand decrease in noninterest income, a $216 thousand increase in total noninterest expense and a $198 thousand increase in the provision for income taxes. Notwithstanding the increase in net earnings, the slight decrease in diluted earnings per share for the third quarter of 2005 compared with the same period in 2004 is the result of the comparative impact of the 5.4 million shares of common stock issued in connection with our initial public offering in August 2004. For computation of diluted earnings per share, weighted average shares of common stock and Class B stock outstanding during the third quarter of 2005 were 12.6 million compared with 9.3 million weighted average shares outstanding during the third quarter of 2004.

Net Interest Income
When comparing the third quarter of 2005 to the same quarter in 2004, net interest income increased $897 thousand, primarily due to an increase of $3.3 million in interest income, partially offset by a $2.5 million increase in interest expense. The net interest margin on a tax equivalent basis increased 29 basis points to 3.14% for the quarter ended September 30, 2005 compared with 2.85% for the same period in 2004.

Interest income from loans increased by $3.5 million, or 43.8%, to $11.5 million for the quarter ended September 30, 2005, compared with $8.0 million for the same period in 2004. This increase was primarily the result of an increase in average loan volume aided by an increase in the average yield, with loans averaging $658.8 million in the third quarter of 2005 compared with $533.6 million in the third quarter of 2004, an increase of $125.2 million, or 23.5%. The average yield on loans increased 97 basis points to 6.86% for the quarter ended September 30, 2005 compared with 5.89% for the same period in 2004.

Interest income from investment securities decreased by $192 thousand, or 4.5%, to $4.0 million for the quarter ended September 30, 2005 compared with $4.2 million for the same period in 2004. This decrease was primarily due to the reduction in securities principal balances, partially offset by the increase in average yields. Investment securities averaged $406.4 million in the third quarter of 2005 compared with $517.0 million in the third quarter of 2004, a decrease of $110.6 million or 21.4%. The average yield on investment securities increased 88 basis points to 4.08% for the quarter ended September 30, 2005 compared with 3.20% for the same period in 2004.

Interest expense increased 52.2%, or $2.5 million, to $7.2 million for the quarter ended September 30, 2005 compared with $4.7 million for the same period in 2004. The increase was principally due to the 112 basis point increase in the average rate paid to 3.15% for the quarter ended September 30, 2005, compared with 2.03% for the same period in 2004. The average balance of interest-bearing liabilities decreased $19.9 million or 2.2% from $922.8 million for the quarter ended September 30, 2004 compared with $902.9 million for the same period in 2005. The decrease in average interest-bearing liabilities was principally due to a decrease in time deposits of $11.4 million or 3.3% combined with a decrease in NOW, savings and money market account deposits of $6.6 million or 2.0%. This decrease in high cost deposits was partially offset by a $5.3 million increase in noninterest-bearing deposits. We expect a continued downward trend in deposits as we allow brokered and internet CD deposits to roll off and be replaced with core deposit growth from our expanding branch network and contractual depository relationships within the communities we serve.

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

	For the Three Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets:
Interest-earning assets:
Loans	$658,760	$11,551	6.86%	$533,607	$8,031	5.89%
Investment securities	406,438	4,042	4.08	517,041	4,234	3.20
Federal funds sold	3,449	31	3.52	816	3	1.33
Interest-earning deposits in other financial institutions	1,106	10	3.58	2,985	11	1.45
Total interest-earning assets	1,069,753	15,634	5.79%	1,054,449	12,279	4.55%
Less allowance for loan losses	(9,414)			(7,258)
Total interest-earning assets, net of allowance	1,060,339			1,047,191
Non-earning assets:
Cash and due from banks	19,831			13,116
Premises and equipment	20,702			13,061
Accrued interest receivable and other assets	13,330			15,542
Total noninterest-earning assets	53,863			41,719
Total assets	$1,114,202			$1,088,910

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$327,733	$1,860	2.25%	$334,347	$1,215	1.45%
Time deposits	339,671	2,899	3.39	351,116	2,179	2.47
Other borrowed funds	197,209	1,711	3.39	199,093	753	1.51
Junior subordinated debentures	38,250	701	7.17	38,250	566	5.79
Total interest-bearing liabilities	902,863	7,171	3.15%	922,806	4,713	2.03%
Noninterest-bearing liabilities:
Demand deposits	117,312			111,968
Accrued interest payable and other liabilities	5,449			3,536
Total noninterest-bearing liabilities	122,761			115,504
Total liabilities	1,025,624			1,038,310
Shareholders' equity	88,578			50,600
Total liabilities and shareholders' equity	$1,114,202			$1,088,910
Net interest income		$8,463			$7,566
Net interest spread			2.64%			2.52%
Net interest margin (tax equivalent)			3.14%			2.85%

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

	For the Three Months Ended September 30, 2005 Compared with the Same Period in 2004
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
Interest-earning assets:
Loans	$1,858	$1,662	$3,520
Securities	(890)	698	(192)
Federal funds sold	9	19	28
Interest-bearing deposits in other financial institutions	(7)	6	(1)
Total increase (decrease) in interest income	970	2,385	3,355

Interest-bearing liabilities:
NOW, savings and money market accounts	(24)	669	645
Time deposits	(71)	791	720
Other borrowed funds	(7)	965	958
Junior subordinated deferrable interest debentures	-	135	135
Total increase (decrease) in interest expense	(102)	2,560	2,458

Increase (decrease) in net interest income	$1,072	$(175)	$897

Provision for Loan Losses
We utilize our migration analysis to aid in the evaluation of the adequacy of our allowance for loan losses. Based upon this analysis, as well as other factors which management must assess, we recorded a provision for loan losses of $600 thousand for the quarter ended September 30, 2005 compared with $625 thousand for the same period in 2004. Additionally, we experienced net charge-offs of $802 thousand for the quarter ended September 30, 2005, compared with net charge-offs of $81 thousand for the same period in 2004. At September 30, 2005, the allowance for loan losses as a percentage of total loans was 1.40% compared with 1.35% at September 30, 2004. While management believes that it has adequately provided for loan losses, it will continue to monitor the loan portfolio and make adjustments to the allowance for loan losses as it considers necessary to absorb known and inherent losses in the loan portfolio.

Noninterest Income
Noninterest income totaled $391 thousand in the third quarter of 2005 compared with $543 thousand in the third quarter of 2004, a decrease of $152 thousand or 28.0%, primarily as a result of reduced gains on sales of securities. We posted $197 thousand in gains on sales of securities in the third quarter of 2004 compared with no sales of securities during the same period in 2005.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the third quarter of 2005 was $4.9 million compared with $4.7 million for the third quarter of 2004, an increase of $216 thousand, or 4.6%, primarily due to an increase of $173 thousand in data processing expenses and an increase of $137 thousand in legal and professional fees associated with being a publicly traded company, including Sarbanes-Oxley compliance costs, partially offset by a $32 thousand decrease in salaries and employee benefit expenses, and a $17 thousand decrease in net occupancy expense. The provision for Federal income taxes increased $198 thousand due to the increase in net earnings. The effective tax rate was approximately 34.26% for the quarter ended September 30, 2005 and 33.96% for the same period in 2004.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

General
During March 2005, our Board of Directors approved a plan to reposition our balance sheet by reducing the amount of low-yielding investment securities and using a portion of the proceeds to de-leverage our borrowing position. The Board approved this plan in an effort to reduce our liability sensitive position and to improve our net interest margin. We identified for sale from our available-for-sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. As a result of this decision, we incurred an impairment write-down loss of approximately $6.1 million before tax, or approximately $4.1 million net of tax, during the quarter ended March 31, 2005.

We completed sales of approximately $130.0 million of the identified $169.0 million in securities during March 2005, and sold the remainder in April. Of the approximately $163.0 million in net proceeds from the sale of low yielding securities, we used $75 million to pay down Federal Home Loan Bank borrowings, which had an average rate of approximately 2.48%. In addition, we reinvested approximately $88 million in securities with a weighted average yield of approximately 4.90%. Of the approximately $88 million reinvested in higher yielding securities, approximately $19.9 million in securities were purchased and settled in March, with approximately $67.4 million settling in April and $500 thousand settling in May, 2005. The average life of our securities portfolio increased to approximately 3.5 years after completion of the sales and reinvestments compared with approximately 3.0 years before the transactions. As of September 30, 2005, the average life of our securities portfolio was approximately 3.6 years.

For the nine months ended September 30, 2005, we recorded net earnings of $2.3 million or $0.19 per diluted common and Class B share, a decrease of $2.2 million or 47.9% compared with $4.5 million or $0.57 per diluted share for the same period in 2004. This $2.2 million decrease in net earnings was principally the result of the impairment write-down loss of approximately $6.1 million before tax, along with a $1.4 million increase in noninterest expense and a decrease in gains on sales of securities of $572 thousand, partially offset by a $4.3 million increase in net interest income, a $1.1 million decrease in the provision for income taxes and a $425 thousand decrease in the provision for loan losses.

Net Interest Income
When comparing the nine months ended September 30, 2005 to the same period in 2004, net interest income increased $4.3 million, primarily due to an increase of $10.7 million in interest income, partially offset by a $6.4 million increase in interest expense. The net interest margin on a tax equivalent basis increased 31 basis points to 3.12% for the nine months ended September 30, 2005 compared with 2.81% for the same period in 2004.

Interest income from loans increased $10.6 million, or 48.8%, to $32.2 million for the nine months ended September 30, 2005, compared with $21.6 million for the same period in 2004. This increase was primarily the result of an increase in loan volume aided by an increase in the average yield, with loans averaging $638.1 million for the nine months ended September 30, 2005 compared with $485.5 million in the same period in 2004, an increase of $152.6 million, or 31.4%. The average yield on loans increased 80 basis points to 6.65% for the nine months ended September 30, 2005 compared with 5.85% for the same period in 2004.

Interest income from investment securities increased by $227 thousand, or 2.0%, to $11.9 million for the nine months ended September 30, 2005 compared with $11.6 million for the same period in 2004. This increase was due to an increase in average yields offset by a decrease in the average balance due to the restructuring of our securities portfolio. The average yield on investment securities increased 60 basis points to 3.79% for the nine months ended September 30, 2005 from 3.19% for the same period in 2004. The average balance of investment securities was $426.4 million for the nine months ended June 30, 2005 compared with $478.1 million for the same period in 2004, a decrease of $51.6 million or 10.8%.

Interest expense increased 50.8%, or $6.5 million, to $19.2 million for the nine months ended September 30, 2005 compared with $12.7 million for the same period in 2004. The increase was principally due to the 88 basis point increase in the average rate paid to 2.83% for the nine months ended September 30, 2005, from 1.95% for the same period in 2004. The average balance of interest-bearing liabilities increased $33.8 million or 3.9% from $870.5 million for the nine months ended September 30, 2004 compared with $904.3 million for the same period in 2005. The increase in average liabilities was comprised primarily of an increase in borrowings of $32.3 million or 26.7%, combined with a slight increase in interest-bearing deposits of $1.6 million or 0.2%. Noninterest-bearing demand deposits increased $8.5 million or 8.1% and lower cost NOW, savings and money market accounts increased $9.0 million or 2.7%, more than offsetting the $7.4 million or 2.0% decline in higher cost time deposits. We continued our strategy of allowing brokered and internet CD deposits to roll off upon maturity, as these higher costing deposits decreased approximately $72.4 million or 88.5% to $9.4 million at September 30, 2005 compared with $81.8 million at September 30, 2004.

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

	For the Nine Months Ended September 30,
	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate (1)	Balance	Paid	Rate (1)
Assets:
Interest-earning assets:
Loans	$638,095	$32,167	6.65%	$485,532	$21,617	5.85%
Investment securities	426,444	11,853	3.79	478,067	11,626	3.19
Federal funds sold	1,894	46	3.18	11,446	80	0.92
Interest-earning deposits in other financial institutions	2,375	56	3.13	7,168	55	1.00
Total interest-earning assets	1,068,808	44,122	5.49%	982,213	33,378	4.46%
Less allowance for loan losses	(8,945)			(6,572)
Total interest-earning assets, net of allowance	1,059,863			975,641
Non-earning assets:
Cash and due from banks	17,366			15,269
Premises and equipment	18,645			12,799
Accrued interest receivable and other assets	13,829			12,921
Total noninterest-earning assets	49,840			40,989
Total assets	$1,109,703			$1,016,630

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$346,896	$5,354	2.06%	$337,891	$3,190	1.26%
Time deposits	366,234	8,335	3.04	373,668	6,708	2.40
Other borrowed funds	152,899	3,479	3.00	120,642	1,209	1.34
Junior subordinated debentures	38,250	1,996	6.88	38,250	1,603	5.51
Total interest-bearing liabilities	904,279	19,164	2.83%	870,451	12,710	1.95%
Noninterest-bearing liabilities:
Demand deposits	113,615			105,136
Accrued interest payable and other liabilities	4,600			3,258
Total noninterest-bearing liabilities	118,215			108,394
Total liabilities	1,022,494			978,845
Shareholders' equity	87,209			37,785
Total liabilities and shareholders' equity	$1,109,703			$1,016,630
Net interest income		$24,958			$20,668
Net interest spread			2.66%			2.51%
Net interest margin (tax equivalent)			3.12%			2.81%

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

	For the Nine Months Ended September 30, 2005 Compared with the Same Period in 2004
	Increase (Decrease)
	Due to Change in
	Volume	Rate	Total
Interest-earning assets:
Loans	$6,675	$3,875	$10,550
Securities	(1,230)	1,457	227
Federal funds sold	(66)	32	(34)
Interest-bearing deposits in other financial institutions	(36)	37	1
Total increase (decrease) in interest income	5,343	5,401	10,744

Interest-bearing liabilities:
NOW, savings and money market accounts	85	2,079	2,164
Time deposits	(133)	1,760	1,627
Other borrowed funds	322	1,948	2,270
Junior subordinated deferrable interest debentures	-	393	393
Total increase (decrease) in interest expense	274	6,180	6,454

Increase (decrease) in net interest income	$5,069	$(779)	$4,290

Provision for Loan Losses
We utilize our migration analysis to aid in the evaluation of the adequacy of our allowance for loan losses account. Based upon this analysis, as well as other factors which management must assess, we recorded a provision for loan losses of $1.9 million for the nine months ended September 30, 2005 compared with $2.3 million for the same period in 2004. For the nine months ended September 30, 2005, we experienced net charge-offs of $786 thousand compared with net charge-offs of $452 thousand for the same period in 2004. Although the provision recorded for the nine months ended September 30, 2005 is less than the provision for the same period in 2004, the allowance for loan losses as a percentage of total loans at September 30, 2005 increased to 1.40% compared with 1.35% at September 30, 2004. While management believes that it has adequately provided for loan losses, it will continue to monitor the loan portfolio and make adjustments to the allowance for loan losses as it considers necessary to absorb known and inherent losses in the loan portfolio.

Noninterest Income
Noninterest income totaled a loss of $4.8 million in the nine months ended September 30, 2005 compared with income of $1.8 million for the same period in 2004, with the decrease primarily due to the $6.1 million non-recurring impairment writedown loss on our securities portfolio related to the balance sheet restructuring plan during the first quarter of 2005 and a $572 thousand decrease in gains on sales of securities.

Noninterest Expense and Provision for Federal Income Taxes
Noninterest expense for the nine months ended September 30, 2005 was $14.7 million compared with $13.4 million for the same period in 2004, an increase of $1.3 million, or 10.4%. This increase was comprised primarily of an increase of $589 thousand in legal and professional fees associated with being a publicly traded company, an increase of $443 thousand in data processing resulting from technology upgrades and an increase of $393 thousand in salaries and employee benefits. The provision for Federal income taxes decreased $1.1 million due to the $2.1 million tax benefit arising from the impairment write-down of securities, partially offset by the tax provision on other earnings in the nine months ended September 30, 2005. The effective tax rate was approximately 34.26% for the nine months ended September 30, 2005 and 33.98% for the same period in 2004.

Financial Condition

General
As of September 30, 2005 we had total assets of $1.1 billion, total loans of $658.0 million, total deposits of $738.3 million and total shareholders’ equity of $88.3 million. Total assets decreased by $9.3 million from December 31, 2004 to September 30, 2005. The decrease, primarily due to the restructuring of a portion of the securities portfolio as discussed previously, is comprised of a decrease of $170.6 million in available for sale securities, partially offset by increases of $90.6 million in held to maturity securities and $58.6 million in net loans.

Under the previously described restructuring and de-leveraging plan, we sold approximately $169.0 million in U.S. Government callable agency bonds, which had a weighted average yield of approximately 2.76%. As a result of the decision to sell these investments, we recorded an other-than-temporary impairment charge of $6.1 million, or $4.1 million after tax. Of the $163.0 million in proceeds from such sales, approximately $75.0 million was used to pay down Federal Home Loan Bank borrowings, which had an average cost of funds of 2.76%, and $88.0 million was reinvested in securities, which have weighted average yield of approximately 4.90%. For further information regarding the restructuring, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for the Nine Months Ended September 30, 2005 and 2004 - General.”

From December 31, 2004 to September 30, 2005, total liabilities decreased by $11.3 million. When comparing the two dates, deposits decreased $130.1 million and other borrowings increased $117.6 million. The decrease in deposits was principally the result of our decision to allow higher cost brokered and internet CD deposits to roll off as they mature, as well as decreases in public fund deposits. The increase in other borrowings resulted from the decrease in deposits coupled with funding our growth in loans, which more than offset the paydowns associated with the balance sheet restructuring previously discussed. Shareholders' equity increased $1.9 million from December 31, 2004 to September 30, 2005 primarily as a result of our net earnings of $2.3 million for the nine months ended September 30, 2005, partially offset by a $429 thousand increase in unrealized losses on the available for sale securities portfolio.

Loan Portfolio
Total loans were $658.3 million as of September 30, 2005, an increase of $59.7 million or 10.0% compared with loans of $598.3 million as of December 31, 2004. Loan growth occurred primarily in commercial mortgage loans, which increased $39.5 million or 14.8%, and construction and land development loans, which increased $14.3 million or 11.6%.

The following table summarizes our loan portfolio by type as of the dates indicated (dollars in thousands):

	As of September 30, 2005		As of December 31, 2004
	Amount	Percent	Amount	Percent
Business and industrial	$77,614	11.8%	$70,101	11.7%
Real estate:
Construction and land development	137,997	21.0	123,655	20.7
Residential	123,908	18.8	126,200	21.1
Commercial mortgages	306,610	46.6	267,158	44.7
Consumer	13,135	2.0	12,592	2.1
Other	345	0.0	227	0.0
Gross loans	659,609	100.2	599,933	100.3
Less unearned discounts and fees	(1,606)	(0.2)	(1,641)	(0.3)
Total loans	$658,003	100.0%	$598,292	100.0%

Nonperforming Assets
Nonperforming assets were $11.8 million and $4.8 million as of September 30, 2005 and December 31, 2004, respectively. The increase in nonperforming assets of $7.0 million was principally comprised of an $8.0 million increase in nonaccrual loans, partially offset by an $830 thousand decrease in other real estate owned. The increase in nonaccrual loans was primarily a result of one $3.9 million business and industrial loan, collateralized by furniture, fixtures and equipment and by accounts receivable, and four commercial mortgage loans totaling $4.1 million placed on nonaccrual status during the period. Although the business and industrial loan is performing in accordance with its terms, management was concerned about its future performance and placed it on nonaccrual status during June 2005. Two real estate loans, both related to the same guarantor and placed on nonaccrual status in February 2005, consisted of one loan in the amount of $2.4 million collateralized by multi-family real estate and another loan in the amount of $711 thousand collateralized by commercial real estate. Although these two loans are performing in accordance with their terms, management was concerned about the cash flow of the related properties and the financial status of the related guarantor. The other two commercial real estate loans, in the total amount of $940 thousand, both collateralized by one office/warehouse facility, were placed on nonaccrual status in July 2005 when the borrower filed for bankruptcy. The $830 thousand decrease in other real estate owned resulted from the sale of one commercial property acquired through foreclosure. Our ratios of nonperforming assets to total loans and other real estate were 1.79% and 0.80% as of September 30, 2005 and December 31, 2004, respectively.

As a percentage of total loans and other real estate owned, nonperforming assets were 1.79% at September 30, 2005, compared with 1.15% at September 30, 2004. At June 30, 2005, nonperforming assets were $10.7 million, or 1.61% of total loans and other real estate owned.

The following table presents information regarding nonperforming assets as of the dates indicated (dollars in thousands):

	As of September 30, 2005	As of December 31, 2004
Nonaccrual loans	$9,472	$1,489
Accruing loans past due 90 days or more	-	62
Restructured loans	1,839	1,917
Other real estate and repossessed assets	490	1,320
Total nonperforming assets	$11,801	$4,788
Nonperforming assets to total loans and other real estate	1.79%	0.80%

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

As of September 30, 2005, the allowance for loan losses amounted to $9.2 million or 1.40% of total loans. As of December 31, 2004, the allowance for loan losses amounted to $8.1 million or 1.36% of total loans. The allowance for loan losses as a percentage of nonperforming loans decreased to 81.20% as of September 30, 2005 from 234.17% as of December 31, 2004.

The following table summarizes the activity in our allowance for loan losses during the periods indicated (dollars in thousands):

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
Average loans outstanding	$638,095	$509,142
Total loans outstanding	$658,003	$598,292

Allowance for loan losses at beginning of period	$8,121	$5,650
Provision for loan losses	1,850	2,950
Charge-Offs:
Business and industrial	(801)	(242)
Real estate	-	(262)
Consumer	(68)	(110)
Total charge-offs	(869)	(614)
Recoveries:
Business and industrial	59	50
Real estate	13	63
Consumer	11	22
Total recoveries	83	135
Net recoveries (charge-offs)	(786)	(479)
Allowance for loan losses at end of period	$9,185	$8,121

Allowance for loan losses to end of period loans	1.40%	1.36%
Net charge-offs to average loans	0.12	0.09
Allowance for loans losses to end of period nonperforming loans	81.20	234.17

Securities
As of September 30, 2005, investment securities totaled $408.5 million, a decrease of $80.00 million or 16.4% compared with $488.5 million as of December 31, 2004. This decrease was principally the result of the Board-approved decision in March 2005 to restructure a portion of the investment securities portfolio. We sold from our available for sale securities portfolio approximately $169.0 million in U.S. Government callable agency bonds, with coupon rates of 3.07% or less and with a weighted average yield of 2.76%. In addition during the nine months ended September 30, 2005, we purchased approximately $133.1 million in securities and received principal payments of approximately $36.7 million.

As of September 30, 2005, securities represented 36.4% of total assets compared with 43.2% of total assets as of December 31, 2004.

Deposits
As of September 30, 2005, NOW accounts, money market accounts and savings deposits accounted for 44.8% of total deposits, while certificates of deposit made up 37.9% of total deposits. Total deposits were $738.3 million as of September 30, 2005, a decrease of $130.1 million or 15.0% compared with $868.4 million as of December 31, 2004. We continued our strategy of allowing brokered and internet CD deposits to roll off upon maturity, as these higher costing deposits decreased approximately $71.3 million or 88.4% to $9.4 million at September 30, 2005 compared with $80.7 million at December 31, 2004. Additionally, our NOW, savings and money market accounts decreased approximately $67.6 million to $330.5 million at September 30, 2005 compared with $398.1 million at December 31, 2004, primarily related to seasonal needs of our contractual public funds depository relationships.

As of September 30, 2005, we had $128.1 million in noninterest-bearing deposits compared with $110.9 million as of December 31, 2004, an increase of $17.2 million or 15.5%. The average cost of deposits, including noninterest bearing deposits, was 2.21% for the nine months ended September 30, 2005 compared with 1.68% for the year ended December 31, 2004.

Other Borrowings
Other borrowings totaled $250.5 million as of September 30, 2005, an increase of $117.6 million or 88.5% compared with $132.9 million as of December 31, 2004. The increase is principally due to funding our $130.1 million decrease in deposits related primarily to our strategy of allowing broker and internet deposits to run off upon maturity, and to aid in funding or $59.7 million growth in the loan portfolio from December 31, 2004 to September 30, 2005.

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

As of September 30, 2005, shareholders’ equity totaled $88.3 million, an increase of $1.9 million or 2.2% compared with $86.4 million as of December 31, 2004. The increase is comprised of $2.3 million in net earnings for the period and a $429 thousand increase in the unrealized losses net of taxes of available-for-sale securities. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure Tier I and total capital and take into consideration the risk inherent in both on-balance-sheet and off-balance-sheet items. As of September 30, 2005, the Bank remained well capitalized with all capital ratios above minimum requirements.

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

The following table sets forth our interest rate sensitivity analysis as of September 30, 2005 (dollars in thousands):

	Volumes Subject to Repricing Within
						Greater
	0-30	31-180	181-365	1-3	3-5	than
	days	days	days	years	years	5 years	Total
Interest-earning assets:
Securities	$19,994	$351	$4,460	$97,082	$53,009	$233,577	$408,473
Loans	307,648	39,128	34,297	97,327	112,777	68,432	659,609
Federal funds sold	1,450	-	-	-	-	-	1,450
Total interest-earning assets	329,092	39,479	38,757	194,409	165,786	302,009	1,069,532
Interest-bearing liabilities:
NOW, money market and savings deposits	$330,463	$-	$-	$-	$-	$-	$330,463
Certificates of deposit and other time deposits	45,247	118,891	56,365	27,667	31,596	-	279,766
Borrowed funds	175,500	75,000	-	-	-	-	250,500
Junior subordinated debentures	10,310	20,620	-	-	-	7,320	38,250
Total interest-bearing liabilities	561,520	214,511	56,365	27,667	31,596	7,320	898,979
Cumulative GAP	$(232,428)	$(407,460)	$(425,068)	$(258,326)	$(124,136)	$170,553
Cumulative GAP to total assets	(20.74)%	(36.36)%	(37.93)%	(23.05)%	(11.08)%	15.22%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	58.61%	47.49%	48.93%	69.96%	86.08%	118.97%

Our one-year cumulative GAP position as of September 30, 2005 was negative $425.1 million or (37.9)% of total assets. This is a one-day position that is continually changing and is not indicative of our position at any other time. We are liability sensitive because, in part, we maintain high balances of public fund NOW accounts and money market accounts which are subject to immediate changes in interest rates. Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.

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

The following table sets forth our simulation analysis as of September 30, 2005:

Change in Rates	% Change in Net Income
-100 bp	13.1%
0 bp	—
+100 bp	(10.1)%
+200 bp	(41.5)%

Based on the September 30, 2005 simulation analysis, we estimate our net income would decrease by approximately 41.5% over the next 12 months assuming an instantaneous and sustained 200 basis point increase in rates. A 100 basis point instantaneous and sustained increase in rates would decrease our net income by approximately 10.1% over the next 12 months, while a 100 basis point instantaneous and sustained decrease in rates over the same period would increase our net income by approximately 13.1% for the period. Our policy guideline for the impact of interest rate shocks on our net income is +/- 20%. The ALCO Committee is responsible for determining what steps, if any, should be taken to bring the shock results in line with policy. The ALCO Committee considers whether the results are temporary or long-term, the magnitude of the shock results, the average lives of the interest-earning assets and interest-bearing liabilities and the requirement for liquidity needs versus earnings improvement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's principal market risk exposure is to interest rates. For more information regarding quantitative and qualitative disclosures about market risk, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Interest Rate Sensitivity and Market Risk" in this quarterly report on Form 10-Q.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are furnished herewith:

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

Date: November 10, 2005	By:	/s/ Harvey Zinn
President and Chief Executive Officer

Date: November 10, 2005	By:	/s/ R. Darrell Brewer
Chief Financial Officer