Form 10-K
period 2005-12-31
SNB Bancshares Inc
filed 2006-03-16
CIK 1293314

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                 to
Commission File Number: 000-50904
SNB Bancshares, Inc.
(Exact name of Registrant as specified in its charter)

Texas	76-0472829
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)
14060 Southwest Freeway
Sugar Land, Texas 77478
(Address of principal executive office)
(Registrant’s telephone number)
(281) 269-7200
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                         Accelerated filer ☑                                          Non -accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on June 30, 2005 was approximately $90.0 million.
Number of shares of Common Stock outstanding as of February 28, 2006: 9,786,878
Number of shares of Class B Stock outstanding as of February 28, 2006: 2,648,975
DOCUMENTS INCORPORATED BY REFERENCE
None.

SNB BANCSHARES, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I.
Item 1. Business
General
     SNB Bancshares, Inc. (“Company”) is a bank holding company headquartered approximately 15 miles southwest of downtown Houston in Sugar Land, Texas, the largest city in fast growing Fort Bend County. As of December 31, 2005, we had total assets of $1.0 billion, total loans of $652.8 million, total deposits of $892.0 million and total shareholders’ equity of $82.5 million. We derive substantially all of our income from the operation of our wholly-owned bank subsidiary, Southern National Bank of Texas (the “Bank”). As of June 30, 2005, the most recent date for which this information is available, we were the largest independent banking organization headquartered in Fort Bend County in terms of deposits, where we ranked second among all financial institutions in total deposits with a 14.0% market share.
     The Bank was chartered in 1985 in southwest Houston. In 1995, we relocated our main banking facility to its current location in Sugar Land, where we serve our primary market of Fort Bend County. We opened our other three branches in what we believe are three of Houston’s most attractive market areas. In 1990, we opened a branch at Memorial Hermann Southwest Hospital, the largest not-for-profit multi-hospital system in Houston. The hospital attracts a large number of physicians and other medical professionals. In 2000, we established our Uptown-Post Oak location in Houston’s upscale Galleria commercial area, which also serves the Tanglewood, Memorial and River Oaks residential communities. In October 2004, we opened our Old Town Katy location in Katy, Texas. Our newest branch located in Pecan Grove, a subdivision in Richmond, Texas, was opened in September 2005.
Available Information
     Our website address is www.snbtx.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information found on our website is not incorporated by reference into this annual report and is not part of this or any other report.
Pending Acquisition by Prosperity Bancshares, Inc.
     As announced on November 16, 2005, Prosperity Bancshares, Inc. (NASDAQ: PRSP) (“Prosperity”) and the Company signed a definitive agreement providing for Prosperity to acquire the Company and the Bank. Under the terms of the agreement, at the effective time, the Company will be merged into Prosperity and each outstanding share of the Company’s common stock and Class B stock will be converted into the right to receive 0.3577 shares of Prosperity common stock plus $7.50 in cash, subject to adjustment under certain circumstances as set forth in the merger agreement. Following the merger, the Bank will be merged into Prosperity Bank.
     The merger has been approved by the Boards of Directors of both companies and is expected to be consummated during the second quarter of 2006, although delays could occur. The merger and the bank merger have been approved by the required regulatory authorities. The transaction is subject to certain conditions, including the approval by our shareholders.
Subsequent Event
     Effective March 10, 2006, utilizing the services of a third party broker, we finalized the sale of approximately $54.5 million in loans held for sale, resulting in sales proceeds that approximated the carrying values of these loans held for sale as recorded in the consolidated financial statements as of December 31, 2005. These loans had previously been transferred from loans held for investment to loans held for sale. This transfer resulted in approximately $10.6 million in charge-offs to our allowance for loan losses account and a provision for loan losses for the year ended December 31, 2005 of $10.4 million before tax, both of which are reflected in the consolidated financial statements as of and for the year ended December 31, 2005.
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
     The cornerstone of our community banking strategy is to provide what we believe to be an unparalleled level of personal service. We differentiate ourselves among the many financial institutions in our markets by forging relationships based on old-fashioned, person-to-person customer service. We believe that a community-oriented culture is most effective where our customers and our employees establish long-term, mutually beneficial, relationships. Our community banking approach focuses on readily accessible, centralized management and streamlined decision making procedures that allow us to respond quickly to the needs of our customers. In fact, we designed our branches to allow our customers access to our executives and employees through our “open lobby” layout. We believe that our emphasis on personal service gives us a competitive advantage relative to the other banks in our market and has been a contributing factor to the growth that we have experienced.
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
     Our operating objectives supplement our community banking strategy and include increasing our market share, growing our loan portfolio by expanding commercial lending, increasing core deposits, increasing fee income through marketing efforts and managing our balance sheet. In furtherance of these objectives, we opened a branch in Katy, Texas in October 2004 and another in Richmond, Texas in September 2005.
Banking Activities
     We offer a range of traditional loan and deposit products to our customers through our two-pronged community banking strategy. Our primary customer focus is small to medium sized owner-operated businesses in a certain market area. Contractual depository relationships are another focus. During the fourth quarter of 2005, we became the depository for the City of Sugar Land, adding our fourth major contractual relationship which includes Fort Bend County, Katy Independent School District and Fort Bend Independent School District. At December 31, 2005, we maintained 16,573 separate deposit accounts and 2,576 separate loan accounts.
     We have primarily focused our lending on real estate related customers, which includes construction and land development loans, residential mortgages and commercial mortgage loans. As of December 31, 2005, such loans comprised 85.8% of our total loans outstanding. Our target business customers are primarily those that require loans in the $250,000 to $2,000,000 range. We offer businesses a variety of loan products including equipment loans, working capital loans, interim construction loans for builders, term loans, revolving lines of credit and letters of credit.
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
Officers and Employees
     Our business strategy relies heavily on the guidance of our senior management team. Our six executive officers have an aggregate of 123 years of banking experience, with 80 of those years having been spent with us. We believe that our low employee turnover rate provides customers with a beneficial continuity of the service that is rare in the banking industry.
     As of December 31, 2005, we had 166 full-time employees. We provide medical and hospitalization insurance to our full-time employees. We consider our relations with employees to be excellent. Neither we nor the Bank is a party to any collective bargaining agreement.
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

Supervision and Regulation
     The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.
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
     SNB Bancshares, Inc.
     We are a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, we are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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
     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2005, our ratio of Tier 1 capital to total risk-weighted assets was 15.50% and our ratio of total capital to total risk-weighted assets was 16.77%.
     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2005, our leverage ratio was 9.95%.
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
     Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well-capitalized, well managed and have a CRA rating of satisfactory or better. National banks with financial subsidiaries must remain well-capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a bank may not acquire a company that is engaged in activities that are financial in nature unless the bank has a CRA rating of satisfactory or better. Currently, the Bank has a CRA rating of “satisfactory.”
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
     Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to us will continue to be our principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Until capital surplus equals or exceeds capital stock, a national bank must transfer to surplus 10% of its net income for the preceding four quarters in the case of an annual dividend or 10% of its net income for the preceding two quarters in the case of a quarterly or semiannual dividend. At December 31, 2005, the Bank’s capital surplus exceeded its capital stock. Without prior approval, a national bank may not declare a dividend if the total amount of all dividends, declared by the bank in any calendar year exceeds the total of the bank’s retained net income for the current year and retained net income for the preceding two years. Under federal law, the bank cannot pay a dividend if, after paying the dividend, the bank will be “undercapitalized.” The OCC may declare a dividend payment to be unsafe and unsound even though the bank would continue to meet its capital requirements after the dividend.
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
     Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with accounting principles generally accepted in the U.S., management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the OCC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
     Capital Adequacy Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the OCC has adopted regulations establishing minimum requirements for the capital adequacy of national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.
     The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. As of December 31, 2005, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 14.77% and its ratio of total capital to total risk-weighted assets was 15.74%.
     The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. As of December 31, 2005, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 9.49%.
     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk- based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized.
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
     In 1996, Congress enacted a law that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this act, banks insured under the Bank Insurance Fund of the FDIC are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. For the fourth quarter of 2005, the FICO assessment rate was 0.0134% of deposits.
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
     Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.
     Community Reinvestment Act. The Community Reinvestment Act (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.
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
     USA PATRIOT Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT Act”) Act of 2001 was enacted in October 2001. The USA PATRIOT Act amended existing U.S. anti-money laundering laws to strengthen the ability of U.S. law enforcement and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The USA PATRIOT Act contains a broad range of anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening as well as standards for institution and organization-wide anti-money laundering compliance programs; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
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
Item 1A. Risk Factors
     An investment in our common stock involves risks. We describe below the material risks and uncertainties that affect our business and an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we deem immaterial, also may become important factors that affect us and our business. If any of these risks were to occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly and you could lose all or part of your investment.

Risks Associated with our Pending Merger with Prosperity Bancshares, Inc.
Failure to complete the pending merger with Prosperity Bancshares, Inc. could materially and adversely affect our stock price and our results of operations.
     On November 16, 2005, we entered into a definitive merger agreement with Prosperity Bancshares, Inc. whereby we would merge with and into Prosperity. Completion of the merger is subject to certain conditions, including approval by our holders of common stock and Class B stock, voting as separate classes, regulatory approvals, and various other closing conditions. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. If the merger is not completed:
•	the market price of our common stock may decline to the extent that the current market price includes a market assumption that the merger will be completed;

•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs related to the merger, and may not receive any termination fee from Prosperity;

•	the inability to retain employees in the interim period may be significant and we may find it difficult to continue as a stand-alone entity; and

•	we may experience a negative reaction to the termination of the merger from our customers, employees or affiliates which may adversely impact our future results of operations as a stand-alone entity.
     The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and our stock price. In addition, if the merger agreement is terminated and our board of directors seeks another merger or business combination, we may not be able to find a party willing to pay a price equal to or more attractive than the price Prosperity has agreed to pay.
Fluctuations in market prices of Prosperity common stock will affect the value that our shareholders receive for their shares of our common stock and Class B stock.
     Upon completion of the merger, shares of our common stock and Class B stock (other than any dissenting shares) will be converted into shares of Prosperity common stock and cash. While the merger consideration has been generally structured to provide that our shareholders will receive, for each of their shares of common stock and Class B stock, 0.3577 shares of Prosperity common stock and $7.50 in cash, in the event the average share price of Prosperity common stock during the 20 consecutive trading days ending on and including the fifth trading day prior to the closing date of the merger falls below $26.73, Prosperity has the discretion, but not the obligation, to increase either the exchange ratio with respect to the number of shares of Prosperity common stock that our shareholders will receive, the per share cash consideration or a combination of both, such that the total merger consideration will not be less than $221,802,928. In the event Prosperity elects to adjust the merger consideration, our shareholders will receive (i) a number of shares of Prosperity common stock greater than 0.3577, (ii) per share cash consideration more than $7.50 or (iii) a combination of an increase in the number of shares of Prosperity common stock and an increase in cash. Because the price of Prosperity common stock will fluctuate prior to the merger, Prosperity cannot assure our shareholders of the market value or number of the shares of Prosperity common stock or of the amount of cash that they will receive in the merger.
     The price of Prosperity common stock may vary from its price on the date of the proxy statement/prospectus sent to our shareholders, the date of our special meeting of shareholders and the date for determining the average trading price discussed below. Stock price fluctuations may result from a variety of factors, some of which are beyond the control of Prosperity, including, among other things, changes in Prosperity’s businesses, operations and prospects, regulatory considerations and general market and economic conditions. Because the date the merger is to be completed will be later than the date of the special meeting, the price of the Prosperity common stock on the date of the special meeting may not be indicative of its price on the date the merger is to be completed.
If the price of Prosperity common stock falls and the decrease exceeds certain pre-agreed levels, and if Prosperity does not elect to alter the exchange ratio to provide more shares and/or alter the amount of the per share cash consideration to provide more cash, we have the right to terminate the merger agreement and the merger will not occur.
     The number of shares of Prosperity common stock that our shareholders will receive in the merger may increase from the date of merger agreement until completion of the merger. More specifically, if the average sales price for Prosperity common stock during the 20 consecutive trading days ending on and including the fifth trading day prior to the closing date of the merger is less than $26.73 per share, the exchange ratio, the per share cash consideration or a combination of both may be increased at the option of Prosperity. If Prosperity elects not to increase the exchange ratio and/or the per share cash consideration, we may terminate the merger agreement.
     As a result, even if the merger is approved by our shareholders, the merger may ultimately not be completed. Although the Prosperity board of directors has the ability to increase the merger consideration and our board of directors has the power to terminate the merger agreement and abandon the merger if the second condition listed above occurs, there is no obligation of either board to exercise such power.
Prosperity may have difficulty combining our operations with its own operations or realizing the anticipated benefits of the merger.
     Because the markets and industries in which we and Prosperity operate are highly competitive, and due to the inherent uncertainties associated with the integration of acquired companies, Prosperity may not be able to integrate our operations without encountering difficulties, including, without limitation, the loss of key employees and customers, the disruption of their respective ongoing businesses and possible inconsistencies in standards, controls and procedures. We expect the merger to result in certain benefits for the combined company, such as cost savings and other financial and operational benefits. We cannot assure you, however, when, if ever, or to the extent to which the combined company will be able to realize these benefits. Difficulties associated with integrating the two companies could have a material adverse effect on the combined company and the market price of the Prosperity common stock.
Risks Associated with Our Business
A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.
     Approximately 85.8% of our loan portfolio as of December 31, 2005 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon disposal of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability and financial condition could be adversely impacted.
Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our financial performance.
     The majority of our assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected. We are unable to predict or control fluctuations of market interest rates, which are affected by many factors, including the following:
•	inflation;

•	recession;

•	changes in unemployment;

•	the money supply; and

•	international disorder and instability in domestic and foreign financial markets.
     As of December 31, 2005, we were liability sensitive, so in the event of a sharp increase in interest rates, our net interest income will be affected negatively. Although our asset-liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Our profitability depends significantly on economic conditions in our primary market.
     Our profitability depends on the general economic conditions in our primary market. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in Fort Bend County and Harris County, Texas. The local economic conditions in these areas have a significant impact on our business and industrial, real estate, construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could impact these local economic conditions and could negatively affect the financial results of our banking operations.
Our allowance for loan losses may not be sufficient to cover actual loan losses, which could adversely affect our financial performance.
     As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which could have a material adverse effect on our operating results and financial condition. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of the borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. While we are not aware of any facts or circumstances that would cause us to believe that our allowance is currently inadequate, if our assumptions prove to be incorrect, our current allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance would materially decrease net income.
     In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.
We may not be able to maintain our historical growth rate, which may adversely impact our results of operations and financial condition.
     To achieve our past levels of growth, we have initiated internal growth programs centered on developing new customer accounts at our three locations. We may not be able to sustain our historical rate of growth or may not even be able to grow at all. In addition, we may not be able to obtain any financing necessary to fund additional growth. Various factors, such as economic conditions and competition, may impede or prohibit our growth plans. We may not be able to find suitable candidates for acquisition. Further, any inability to attract and retain experienced bankers may adversely affect our internal growth. A significant decrease in our historical rate of growth may adversely impact our results of operations and financial condition.
Risks Associated with Our Stock
Holders of our Class B stock have significant control over our company. We have two classes of voting stock — common stock and Class B stock — and the holders of Class B have, and are expected to maintain, the right to elect 60% of the members of our board of directors. Consequently, the holders of Class B stock control a majority of our board of directors. In addition, certain significant corporate actions, such as a merger with another institution, require the approval of both classes of stock, each voting separately as a class, which means that the holders of Class B stock could prohibit a transaction favored by the holders of common stock
     As of February 28, 2006, we had 9,786,878 shares of common stock issued and outstanding and as of February 28, 2006, we had 2,648,975 shares of Class B stock issued and outstanding, 2,547,764 or 96.18% of which are beneficially owned by certain members of our Board of Directors and management. Except with respect to the election of directors, the rights of the holders of common stock and Class B stock are substantially the same.
     With respect to the election of directors, our Amended and Restated Articles of Incorporation provide that the holders of Class B stock are entitled to elect a specific percentage of our directors, depending on the number of shares of Class B stock then outstanding. Remaining directors are elected by the holders of our common stock. As long as at least 250,000 shares of Class B stock are outstanding, the holders of Class B stock are entitled to elect 60% of the directors. This percentage is reduced as the number of outstanding shares of Class B stock decreases below 250,000 shares. As of February 28, 2006, because our executive officers, directors and principal shareholders beneficially own 2,547,764 shares of Class B stock, these persons can elect a majority of the members of our board of directors regardless of the number of shares of common stock issued and outstanding or sold in this offering.
     Further, our Amended and Restated Articles of Incorporation provide that certain transactions such as a merger, consolidation and a sale of substantially all of our assets must be approved by the holders of at least a majority of each class of our capital stock, voting as separate classes, which means that the holders of a majority of the shares of Class B stock could prohibit a transaction favored by the holders of our common stock.
     Each share of Class B stock is convertible at any time, at the election of the holder, into one share of our common stock. No additional shares of Class B stock may be authorized, issued, sold or transferred by us without the affirmative vote of the holders of at least a majority of the issued and outstanding common stock and Class B stock, voting as separate classes.
The trading volume in our common stock is less than that of larger financial services companies.
     Although our common stock is listed for trading on the National Market System of the Nasdaq Stock Market, the trading volume in our common stock has been limited and is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market place of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the limited trading volume of our common stock, significant sales of common stock, or the expectation of these sales, could cause our stock price to fall.
We currently do not intend to pay dividends on our common stock or Class B stock. In addition, our future ability to pay dividends is subject to restrictions.
     We have not paid any dividends to our holders of common stock and Class B stock in the past and we currently do not intend to pay any dividends on either class of stock in the foreseeable future. In the event that we decide to pay dividends, there are a number of restrictions on our ability to pay dividends. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.
     As of December 31, 2005, we have issued and outstanding an aggregate of $30.9 million in junior subordinated debentures to our three wholly-owned subsidiary trusts. We pay interest on the debentures, which is used by the trusts to pay distributions on the trust preferred securities issued by them. The indenture governing the issue of each of these debentures provides that in the event we fail to make an interest payment on the debentures, we are prohibited from paying dividends on our common stock until all debenture interest payments are current. Accordingly, if we are unable to pay interest on these debentures, we will be unable to pay dividends on our common stock. Further, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock.
     Our principal source of funds to pay dividends on our common stock will be cash dividends that we receive from the Bank. The payment of dividends by the Bank to us is subject to certain restrictions imposed by federal banking laws, regulations and authorities. The federal banking statutes prohibit federally insured banks from making any capital distributions (including a dividend payment) if, after making the distribution, the institution would be “under-capitalized” as defined by statute. In addition, the relevant federal regulatory agencies have authority to prohibit an insured bank from engaging in an unsafe or unsound practice, as determined by the agency, in conducting an activity. The payment of dividends could be deemed to constitute such an unsafe or unsound practice, depending on the financial condition of the Bank. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. As of December 31, 2005, an aggregate of approximately $4.8 million was available for payment of dividends by the Bank to us under applicable restrictions, without regulatory approval.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     As of December 31, 2005, we conducted our business at five locations. Our headquarters are located at 14060 Southwest Freeway, Sugar Land, Texas in a one-story building we own. We own all of the buildings in which our banking offices are located, except for the Memorial Hermann Southwest Hospital and Pecan Grove branches. The lease agreements for these locations expire on October 8, 2010 and September 30, 2015, respectively.
     The following table sets forth specific information regarding each of our banking locations:

		Deposits at
		December 31,
Facility	Address	2005
		(In thousands)
Main Office	14060 Southwest Freeway, Sugar Land, Texas 77478	$542,510
Memorial Hermann Southwest Hospital Branch	7737 Southwest Freeway, Houston, Texas 77074	81,164
Uptown/Post Oak	1101 Post Oak Boulevard, Houston, Texas 77056	202,066
Old Town Katy	5733 Second Street, Katy, Texas 77493	62,587
Pecan Grove(1)	2035 FM 359, Suite D, Richmond, Texas 77469	3,623

(1)	Opened September 30, 2005.
     In addition, we lease two drive-through facilities, the Bellfort Motor Bank and the Beechnut Motor Bank, which are not physically attached to our branch locations. The lease agreement for the Bellfort Motor Bank expires on July 31, 2006, not including two five-year renewal periods at our option. The lease agreement for the Beechnut Motor Bank expires on September 30, 2007.
     Our main office, located in Sugar Land, is the first of a “campus-style” series of facilities replicating buildings designed by Thomas Jefferson. Our headquarters building was inspired by Jefferson’s residence, Monticello. In October 2002, adjacent to our main office building we completed construction of a building inspired by Jefferson’s retreat home, Poplar Forest. In 2005, construction of a building, made up of three connected pavilions modeled after a building on the University of Virginia campus designed by Jefferson, was substantially completed. This addition is being used for our operations center and houses our administrative and operational support departments. Our Uptown-Post Oak branch is based on Jefferson’s Farmington of Charlottesville, Virginia.
Item 3. Legal Proceedings
     We and the Bank from time to time may be party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there are any material pending or threatened legal proceedings to which we or the Bank are a party which, upon resolution, would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock began trading on the Nasdaq National Market on August 18, 2004 under the symbol “SNBT.” As of February 28, 2006, there were approximately 204 holders of record of our common stock. The number of beneficial owners is unknown to us at this time. From July 25, 2002 to August 17, 2004, our common stock was quoted on the OTC Bulletin Board under the same symbol. Although our common stock was quoted for trading on the OTC Bulletin Board, there was limited trading, at widely varying prices. Thus, the prices at which trades occurred may not have been representative of the actual value of our common stock. On a number of days during this period, there were no trades at all in our common stock.
     Our Class B stock is not publicly traded, there is no active market for our Class B stock and management is not aware of any recent trades in the Class B stock. However, our Class B stock is convertible at the option of the holder into common stock on a one for one basis.

     The following table sets forth the high and low intra-day sales prices for our common stock as reported by the Nasdaq National Market for each period since the common stock began trading on Nasdaq:

2005	High	Low
Fourth Quarter	$18.15	$9.77
Third Quarter	11.90	10.85
Second Quarter	11.49	9.21
First Quarter	15.00	10.25

2004	High	Low
Fourth Quarter	$15.49	$11.76
Third Quarter (8/18/04 through 9/30/04)	12.00	10.00
     The following table sets forth the high and low sales prices for our common stock as reported by the OTC Bulletin Board for each quarter in 2004, prior to August 18, 2004:

2004	High	Low
Third Quarter (7/1/04 though 8/17/04)	$19.00	$11.00
Second Quarter	19.00	11.00
First Quarter	16.00	10.00
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
     The declaration and payment of dividends on our common stock and Class B stock will depend upon our earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, our ability to service any equity or debt obligations senior to the common stock and Class B stock and other factors deemed relevant by our board of directors. As of December 31, 2005, an aggregate of approximately $4.8 million was available for payment of dividends by the Bank to us under applicable regulatory restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to us if such limits were deemed appropriate to preserve certain capital adequacy requirements. In addition, the terms of our junior subordinated debentures may limit our ability to pay dividends on our common stock and Class B stock.
Recent Sales of Unregistered Securities
     None.
Issuer Purchases of Equity Securities
     None.

Item 6. Selected Consolidated Financial Data
     The following consolidated selected financial data is derived from our audited consolidated financial statements as of and for the five years ended December 31, 2005. The consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere in this report.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Earnings Statement Data:
Interest income	$60,142	$46,653	$33,238	$29,371	$28,459
Interest expense	27,370	18,006	12,059	11,519	14,245

Net interest income	32,772	28,647	21,179	17,852	14,214
Provision for loan losses	10,351	2,950	2,821	1,590	900

Net interest income after provision for loan losses	22,421	25,697	18,358	16,262	13,314
Noninterest income (loss)	(11,991)	2,120	2,309	1,893	1,523
Noninterest expense	21,508	18,821	15,489	13,351	11,245

Earnings (loss) before income taxes	(11,078)	8,996	5,178	4,804	3,592
Provision (benefit) for income tax expense	(3,766)	3,049	1,761	1,642	1,135

Net earnings (loss)	$(7,312)	$5,947	$3,417	$3,162	$2,457

Per Share Data:
Basic earnings (loss) per share	$(0.59)	$0.67	$0.49	$0.56	$0.59
Diluted earnings (loss) per share	(0.59)	0.65	0.48	0.56	0.59
Book value per share	6.63	6.95	4.40	4.35	2.76
Tangible book value per share	6.63	6.95	4.40	4.35	2.76
Weighted average shares outstanding (in thousands):
Class B stock	2,663	2,900	3,286	3,498	3,719
Common stock	9,772	5,999	3,708	2,182	455

Total	12,435	8,899	6,994	5,680	4,174

Shares outstanding at end of period (in thousands):
Class B stock	2,652	2,679	3,258	3,306	3,719
Common stock	9,784	9,754	3,736	3,688	455

Total	12,436	12,433	6,994	6,994	4,174

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Period-End Balance Sheet Data:
Total assets	$1,025,336	$1,130,088	$883,841	$574,594	$461,229
Total securities	266,511	488,523	412,620	177,200	128,865
Loans held for sale	37,613	—	—	—	—
Loans held for investment	615,204	598,292	424,479	342,085	280,921
Allowance for loan losses	6,965	8,121	5,650	4,006	3,371
Total deposits	891,950	868,386	733,971	526,171	420,765
Other borrowed funds	15,500	132,900	77,800	7,580	18,520
Shareholders’ equity	82,511	86,401	30,767	30,429	11,534
Average Balance Sheet Data:
Total assets	$1,109,895	$1,041,949	$730,252	$522,189	$387,974
Total securities	415,353	482,626	302,590	157,562	82,542
Loans held for sale	611	—	—	—	—
Loans held for investment	644,738	509,142	383,844	305,912	265,342
Allowance for loan losses	9,029	6,868	4,788	3,629	2,944
Total deposits	812,268	807,605	591,070	474,588	354,760
Other borrowed funds	167,664	142,498	79,714	15,998	12,194
Shareholders’ equity	87,292	50,156	30,709	21,765	10,922
Performance Ratios:
Return on average assets	(0.66)%	0.57%	0.47%	0.61%	0.63%
Return on average equity	(8.38)	11.86	11.13	14.53	22.50
Net interest margin(1)	3.11	2.85	3.07	3.69	3.96
Efficiency ratio(2)	62.47	62.60	68.51	69.21	72.64
Asset Quality Ratios(3):
Nonperforming assets to total loans and other real estate owned	1.76%	0.80%	1.07%	0.76%	0.27%
Net charge-offs to average loans	1.78	0.09	0.31	0.31	0.01
Allowance for loan losses to period-end loans	1.07	1.36	1.33	1.17	1.20
Allowance for loan losses to nonperforming loans	67.98	234.17	125.25	153.25	437.79
Capital Ratios:
Leverage ratio(4)	9.95%	10.87%	5.09%	6.33%	3.78%
Average shareholders’ equity to average total assets	7.86	4.81	4.21	4.17	2.82
Tier 1 risk-based capital ratio	15.50	17.72	8.84	10.15	5.56
Total risk-based capital ratio	16.77	19.86	15.35	11.27	7.83

(1)	Calculated on a tax-equivalent basis using a 34% tax rate for all periods presented.

(2)	The efficiency ratio is computed by dividing noninterest expense by net interest income plus noninterest income, excluding securities gains and losses. Additionally, taxes are not part of this calculation.

(3)	At period end, except net charge-offs to average loans.

(4)	Computed by dividing period-end equity by fourth quarter average assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Cautionary Notice Regarding Forward-Looking Statements
     Statements and financial analysis contained in this annual report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from current expectations, future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:
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

For the Years Ended December 31, 2005, 2004 and 2003
     Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of income. This section should be read in conjunction with our audited consolidated financial statements and related notes as of December 31, 2005 and 2004 and for each of the three years ended December 31, 2005, which are included in this report.
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
     We adopted the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

Results of Operations
     Our results for 2005 included the impact of two strategic plans approved by our Board of Directors and implemented during the year. The portions of the plans initiated during the fourth quarter of 2005 were implemented in connection with our pending merger with Prosperity. Prosperity also approved the plans initiated after execution of the definitive agreement between Prosperity and the Company in accordance with the provisions thereof. The first plan was to reposition our balance sheet by selling low-yielding investment securities and using the proceeds to de-leverage our borrowing position. During the first quarter of 2005, approximately $169.0 million of low-yielding investment securities were sold; and during the fourth quarter of 2005, approximately $205.0 million of low-yielding investments were sold. We incurred total impairment writedown charges on our investment securities of approximately $13.8 million before tax, or approximately $9.1 million net of tax, during 2005 related to this plan.
     The second plan was to classify approximately $54.5 million in loans, previously held as investments, as loans held for sale. These loans, classified as loans held for sale, have been adjusted to the lower of cost or estimated fair value, resulting in approximately $10.6 million in charge-offs to our allowance for loan losses account effective December 31, 2005. Management determined that the allowance for loan losses account, following the related charge-offs, should be increased by approximately $7.9 million or $5.2 million net of tax, resulting in a provision for loan losses for the year ended December 31, 2005 of $10.4 million before tax compared with $3.0 million for the year ended December 31, 2004.
     For the year ended December 31, 2005, the Company recorded a net loss of $7.3 million, a decrease of $13.2 million, or 223.0%, compared with net earnings of $5.9 million for the same period in 2004. This net loss compared with net earnings for the year ended December 31, 2004 was primarily due to the Company’s impairment writedown charges on securities of approximately $13.8 million before tax, or $9.1 million net of tax, on approximately $374.0 million of securities identified for sale from our available-for-sale securities portfolio, a prepayment penalty of approximately $345 thousand before tax, or $228 thousand after tax, incurred in connection with the paydown of certain long-term borrowings and an additional $7.9 million in provision for loan losses, or $5.2 million after tax, related to the classification of certain loans as held for sale. The impairment writedown charges, the prepayment penalty and the additional provision for loan losses necessitated principally as a result of the charge-offs related to the loans held for sale plan, combined with a decrease in gains on sales of securities of $572 thousand and a $2.7 million increase in noninterest expenses, were partially offset by a $4.1 million increase in net interest income and a $6.8 million decrease in the provision for Federal income taxes.
     Diluted loss per share for the year ended December 31, 2005 was $0.59 on 12.4 million shares compared with diluted earnings per share of $0.65 on 9.2 million shares for the same period of 2004. The increased number of shares outstanding during 2005 is due principally to the impact of the 5,436,364 shares of common stock issued in connection with our initial public offering in August 2004. The weighted average shares of common stock and Class B stock outstanding during 2005 were 12,435,467 compared with 8,899,465 weighted average shares outstanding during 2004.
     Net earnings for the year ended December 31, 2004 were $5.9 million, an increase of $2.5 million or 74.0%, compared with $3.4 million for the year ended December 31, 2003, primarily due to a $7.5 million increase in net interest income, partially offset by a $3.3 million increase in noninterest expense, and a $1.3 million increase in the provision for federal income taxes. Diluted earnings per share for the year ended December 31, 2004 were $0.65, compared with $0.48 per share for the same period in 2003. During the third quarter of 2004, we completed our initial public offering, adding 5,436,364 shares and $52.2 million to our capital. The weighted average shares of common stock and Class B stock outstanding during 2004 were 8,899,465 compared with 6,993,989 weighted average shares outstanding during 2003.
     Total assets as of December 31, 2005 were $1.0 billion, a decrease of $104.8 million or 9.3% compared with total assets of $1.1 billion as of December 31, 2004. This decrease was principally the result of a balance sheet restructuring plan accomplished during 2005 in which we repositioned our balance sheet by selling approximately $374.0 million of low-yielding investment securities and using the majority of the proceeds to de-leverage our borrowing position. As of December 31, 2005, our total investment securities were $266.5 million, down $222.0 million, or 45.4%, compared with $488.5 million at December 31, 2004. As of December 31, 2005, our other borrowed funds were $15.5 million, down $117.4 million, or 88.3%, compared with $132.9 million at December 31, 2004. The $222.0 million decrease in investment securities was partially offset by a $54.5 million increase in loans, a $36.8 million increase in cash and cash equivalents and a $17.5 million increase in Federal funds sold. As of December 31, 2005, total loans, including loans held for sale, were $652.8 million, an increase of $54.5 million or 9.1% from $598.3 million at December 31, 2004.
     Total assets as of December 31, 2004 were $1.1 billion, an increase of $246.2 million or 27.9% compared with total assets of $883.8 million as of December 31, 2003. We posted returns (loss) on average assets of (0.66)%, 0.57% and 0.47% for the years ended

December 31, 2005, 2004 and 2003, respectively. Returns (loss) on average equity were (8.38)%, 11.86% and 11.13% for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     2005 versus 2004. For the year ended December 31, 2005, net interest income increased by $4.1 million or 14.4% to $32.8 million compared with $28.7 million for the same period in 2004. This increase is primarily due to a 26.8% increase in average loans outstanding, combined with an 81 basis point increase in the average yield on loans outstanding, partially offset by an 100 basis point increase in weighted average rates on total interest-bearing liabilities.
     Total interest income increased by $13.5 million to $60.1 million for the year ended December 31, 2005 compared with $46.7 million for the same period in 2004, partially offset by a $9.4 million increase in total interest expense to $27.4 million for the year ended December 31, 2005 compared with $18.0 million for the same period in 2004. The $13.5 million increase in total interest income was primarily due to a $13.4 million increase in loan interest income, resulting from a 26.8% increase in volume of average loans outstanding combined with an 81 basis point increase in the average yield on loans. The average balance of loans for the year ended December 31, 2005 increased $136.2 million to $645.3 million compared with $509.1 million for the same period in 2004, while the average yield on loans increased to 6.75% from 5.94%.
     The $9.4 million increase in total interest expense for the year ended December 31, 2005 was principally the result of a 100 basis point increase in weighted average rates on total interest-bearing liabilities. The weighted average rate on total interest-bearing liabilities increased to 3.04% for the year ended December 31, 2005 compared with 2.04% for 2004, while the average balance of interest-bearing liabilities increased $15.7 million to $899.3 million for the year ended December 31, 2005 compared with $883.6 million for the year ended December 31, 2004. The Company’s net interest margin on a tax equivalent basis increased 26 basis points to 3.11% for the year ended December 31, 2005 compared with 2.85% for the same period in 2004.
     2004 versus 2003. For the year ended December 31, 2004, net interest income increased $7.4 million to $28.6 million compared with $21.2 million for the year ended December 31, 2003. This increase was primarily due to a $316.7 million increase in average earning assets, partially offset by a $282.0 million increase in interest-bearing liabilities. The average yield on interest-earning assets for the year ended December 31, 2004, decreased 19 basis points to 4.56% compared with 4.75% for 2003. The average rate on interest-bearing liabilities for the year ended December 31, 2004, compared with the same period in 2003, increased 4 basis points to 2.04% from 2.00%. Our net interest margin on a tax equivalent basis decreased 22 basis points to 2.85% for the year ended December 31, 2004 compared with 3.07% for 2003.
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
     Our total interest expense increased $6.0 million primarily due to an increase in deposits. For the year ended December 31, 2004, average interest-bearing deposits increased $206.9 million compared with average interest-bearing deposits for the year ended December 31, 2003.

     The following table sets forth, for the periods indicated, an analysis of net interest income by each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid. The table also sets forth the average rate earned on total interest-earning assets, the average rate paid on total interest-bearing liabilities and the net interest margin on average total interest-earning assets for the same periods. All balances are daily average balances and nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Years Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
ASSETS:
Interest-earning assets:
Loans	$645,349	$44,134	6.75%	$509,142	$30,770	5.94%	$383,844	$24,200	6.22%
Investment securities(1)	415,353	15,784	3.89	482,626	15,729	3.28	302,590	9,000	2.97
Federal funds sold	2,782	101	3.59	8,945	87	0.96	1,058	11	1.03
Interest-earning deposits in other financial institutions	3,413	123	3.56	5,830	67	1.13	2,387	27	1.12

Total interest-earning assets	1,066,897	60,142	5.61%	1,006,543	46,653	4.56%	689,879	33,238	4.75%

Less allowance for loan losses	(9,029)			(6,868)			(4,788)

Total interest-earning assets, net of allowance	1,057,868			999,675			685,091

Non-earning assets:
Cash and due from banks	18,574			15,533			26,543
Premises and equipment	19,643			13,466			11,784
Accrued interest receivable and other assets	13,810			13,275			6,834

Total noninterest-earning assets	52,027			42,274			45,161

Total assets	$1,109,895			$1,041,949			$730,252

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW, savings, and money market accounts	$350,177	$7,709	2.20%	$334,865	$4,514	1.35%	$236,022	$2,757	1.17%
Time deposits	343,774	11,044	3.21	368,015	9,041	2.46	259,968	6,753	2.60
Other borrowed funds	167,664	5,911	3.48	142,498	2,256	1.56	78,063	941	1.19
Notes payable to bank	—	—	—	—	—	—	1,651	53	3.21
Junior subordinated debentures	37,729	2,706	7.07	38,250	2,195	5.64	25,934	1,555	6.00

Total interest-bearing liabilities	899,344	27,370	3.04%	883,628	18,006	2.04%	601,638	12,059	2.00%

Noninterest-bearing liabilities:
Demand deposits	118,317			104,725			95,080
Accrued interest payable and other liabilities	4,942			3,440			2,825

Total noninterest-bearing liabilities	123,259			108,165			97,905

Total liabilities	1,022,603			991,793			699,543
Shareholders’ equity	87,292			50,156			30,709

Total liabilities and shareholders’ equity	$1,109,895			$1,041,949			$730,252

Net interest income		$32,772			$28,647			$21,179

Net interest spread			2.57%			2.52%			2.75%

Net interest margin(2)			3.11%			2.85%			3.07%

(1)	The tax equivalent yield is based on amortized cost and does not include any component of unrealized gains or losses. It is calculated using a 34% tax rate for all periods presented.

(2)	The net interest margin is equal to net interest income, on a tax equivalent basis using a 34% tax rate for all periods presented, divided by average interest-earning assets.

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

	For the Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,097	$5,267	$13,364	$7,784	$(1,214)	$6,570
Securities	(2,207)	2,262	55	5,355	1,374	6,729
Federal funds sold	(59)	73	14	79	(3)	76
Interest-bearing deposits in other financial institutions	(27)	83	56	40	—	40

Total increase in interest income	5,804	7,685	13,489	13,258	157	13,415

Interest-bearing liabilities:
NOW, savings and money market accounts	206	2,989	3,195	1,154	603	1,757
Time deposits	(596)	2,599	2,003	2,807	(519)	2,288
Other borrowed funds	392	3,263	3,655	776	539	1,315
Notes payable to bank	—	—	—	(53)	—	(53)
Junior subordinated debentures	(29)	540	511	729	(89)	640

Total increase (decrease) in interest expense	(27)	9,391	9,364	5,413	534	5,947

Increase (decrease) in net interest income	$5,831	$(1,706)	$4,125	$7,845	$(377)	$7,468

Provision for Loan Losses
     Our provision for loan losses is a charge to earnings in order to bring our allowance for loan losses to a level deemed appropriate by our management to absorb loan losses inherent in the loan portfolio based on our migration analysis. This analysis considers such factors as our historical loan loss experience, the diversification by industry of our commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of our loan portfolio by the semi-annual external loan reviews conducted by an independent loan review company and other relevant factors.
     The provision for loan losses for the year ended December 31, 2005 was $10.4 million compared with $3.0 million for the year ended December 31, 2004, principally as a result of the $7.9 million additional provision for loan losses necessitated by the required $10.6 million adjustment of loans held for sale to the lower of cost or estimated fair value related to the reclassification of $54.5 million in loans previously held for investments to loans held for sale. We recorded a provision for loan losses of $2.8 million for the year ended December 31, 2003. For the years ended December 31, 2005, 2004 and 2003, net charge-offs were $11.5 million, $479 thousand and $1.2 million, respectively.
Noninterest Income
     The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$889	$786	$873
Gains on sales of securities, net	128	700	880
Impairment writedown of securities	(13,777)	—	—
Other noninterest income	769	634	556

Total noninterest income	$(11,991)	$2,120	$2,309

     For the year ended December 31, 2005, noninterest income decreased by $14.1 million to a loss of $12.0 million compared with noninterest income of $2.1 million for the year ended December 31, 2004, principally as a result of the $13.8 million impairment writedown charges in connection with the balance sheet restructuring plan and a decrease of $572 thousand in gains on sales of securities.
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
Noninterest Expense
     The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$11,850	$11,365	$9,328
Non-staff expenses:
Net occupancy expense	2,132	1,862	1,725
Data processing expense	1,739	1,218	1,163
Legal and professional fees	1,483	653	571
FDIC deposit insurance premium	116	115	83
Other	4,188	3,608	2,619

Total non-staff expenses	9,658	7,456	6,161

Total noninterest expense	$21,508	$18,821	$15,489

     Noninterest expense for the year ended December 31, 2005 was $21.5 million compared with $18.8 million for 2004, an increase of $2.7 million or 14.3%, primarily due to an $830 thousand increase in legal and professional fees including approximately $100 thousand associated with the pending merger and other costs associated with being a publicly traded company, such as Sarbanes-Oxley compliance costs, a $521 thousand increase in data processing expenses, a $485 thousand increase in salaries and employee benefits and a $580 thousand increase in other expenses. The $580 thousand increase in other noninterest expenses was primarily the result of a $137 thousand increase in franchise taxes as a result of a tax refund during 2004 and a $400 thousand expense for settlement of a lawsuit.
     Noninterest expense for the year ended December 31, 2004 was $18.8 million compared with $15.5 million for the year ended December 31, 2003, an increase of $3.3 million or 21.5%, primarily due to an increase of $2.0 million in salaries and employee benefits and a $989 thousand increase in other noninterest expense. Salaries and employee benefits expense for the year ended December 31, 2004 was $11.4 million, an increase of $2.0 million or 21.8% compared with $9.3 million for the year ended December 31, 2003. The increase was primarily due to a $1.1 million increase in salaries and a $383 thousand increase in employee benefits and payroll taxes, which were primarily the result of newly hired staff and $580 thousand in bonus and incentives, due to increased earnings. In 2002, management formulated a plan to provide what it believed to be the necessary platform for our growth, including hiring loan officers and additional personnel in loan operations, loan collections, deposit operations, audit, compliance, investments and information systems. In accordance with the plan, we added 15 employees in 2004 and 22 employees in 2003. The number of full-time equivalent employees was 166, 164 and 149 as of December 31, 2005, 2004 and 2003, respectively.
     Approximately $782 thousand of the $989 thousand increase in other noninterest expense was related to other real estate expenses, including $116 thousand in property taxes and a $535 thousand write-down of the carrying values of two properties.
     The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense by net interest income plus noninterest income, excluding securities gains and losses. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio for the years ended December 31, 2005, 2004 and 2003 was 62.47%, 62.60% and 68.51%, respectively. The decreases reflect our continued success in managing operating expenses and growing revenues.

Income Taxes
     The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. Income tax expense decreased approximately $6.8 million to a benefit of $3.8 million for the year ended December 31, 2005 compared with a provision for income tax expense of $3.0 million for the year ended December 31, 2004 and $1.8 million for the year ended December 31, 2003. The decrease was primarily attributable to the loss before income taxes as a result of the $13.8 million in impairment writedown charges on securities and the increase of $7.9 million in provision for loan losses necessitated by the $10.6 million in loan charge-offs related to the classification of $54.5 million in loans previously held as investments to loans held for sale. The effective tax rates in 2005, 2004 and 2003 were 34.0%, 34.0% and 34.2%, respectively
Financial Condition
Loan Portfolio
     The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	As of December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans held for sale, at fair value:
Business and industrial	$6,407	1.0%	$—	—%
Real estate:
Construction and land development	7,704	1.2	—	—
Residential mortgages	11,310	1.7	—	—
Commercial mortgages	12,024	1.8	—	—
Consumer	168	—	—	—

Total loans held for sale	37,613	5.7	—	—

Loans held for investment:
Business and industrial	73,473	11.3	70,101	11.7
Real estate:
Construction and land development	137,348	21.0	123,655	20.7
Residential mortgages	107,844	16.5	126,200	21.1
Commercial mortgages	284,521	43.6	267,158	44.7
Consumer	13,413	2.1	12,592	2.1
Other	229	—	227	—

Total loans held for investment	616,828	94.5	599,933	100.3

Total gross loans	654,441	100.2	599,933	100.3
Less unearned discounts and fees	(1,624)	(0.2)	(1,641)	(0.3)

Total loans	$652,817	100.0%	$598,292	100.0%

	As of December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Business and industrial	$55,218	13.0%	$52,284	15.3%	$58,450	20.8%
Real estate:
Construction and land development	65,628	15.5	53,788	15.7	50,392	17.9
Residential mortgages	117,593	27.7	99,087	29.0	79,412	28.3
Commercial mortgages	175,686	41.4	126,252	36.9	80,402	28.6
Consumer	11,092	2.6	11,165	3.3	12,200	4.4
Other	198	0.1	210	0.1	372	0.1

Gross loans	425,415	100.3	342,786	100.3	281,228	100.1
Less unearned discounts and fees	(936)	(0.3)	(701)	(0.3)	(307)	(0.1)

Total loans	$424,479	100.0%	$342,085	100.0%	$280,921	100.0%

     Total loans, including loans held for sale, were $652.8 million as of December 31, 2005, an increase of $54.5 million or 9.1% compared with total loans of $598.3 million as of December 31, 2004. Loan growth occurred primarily in commercial mortgage loans, which increased $17.4 million or 6.5% and construction and land development loans which increased $13.7 million or 11.1%, partially offset by residential mortgage loans, which decreased $18.4 million or 14.5%. Additionally, approximately $37.6 million in loans were classified as held for sale compared with none at December 31, 2004.
     Total loans were $598.3 million as of December 31, 2004, an increase of $173.8 million or 40.9% compared with total loans of $424.5 million as of December 31, 2003. This loan growth occurred primarily in commercial mortgage loans, which increased $91.5 million or 52.1% and construction and land development loans, which increased $58.0 million or 88.4%.
     Our primary lending focus is on real estate related customers, which include construction and land development loans, residential mortgage loans and commercial mortgage loans, which accounted for 85.8% of our loan portfolio as of December 31, 2005. Business and industrial loans accounted for 11.3% of our portfolio as of December 31, 2005. The majority of our customers are small to medium-sized owner-operated businesses. In addition to real estate and business and industrial loans, we offer equipment loans, working capital loans, term loans, revolving lines of credit and letters of credit. Most business and industrial loans are collateralized and on payment programs. The purpose of a particular loan generally determines its structure. In almost all cases, we require personal guarantees on business and industrial loans.
     Business and Industrial. Our business and industrial loans are primarily made within our market area and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, we take as collateral a lien on any available real estate, equipment, or other assets owned by the borrower and obtain the personal guaranty of the principal. In general, business and industrial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in business and industrial loans is due to the type of assets collateralizing these loans. The increased risk also derives from the expectation that business and industrial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, business and industrial loans require more thorough underwriting and servicing than other types of loans. Further, our practices require us to visit with business and industrial customers annually. As of December 31, 2005, we had $73.5 million in business and industrial loans, which represented 11.3% of our total loans.
     Construction and Land Development. We also make loans to finance the construction of residential and, to a limited extent, nonresidential properties. We have long-standing relationships with approximately 40 homebuilders. Construction loans generally are secured by first liens on real estate and have floating interest rates. We employ our own construction inspector to make regular inspections prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the value of the project is dependent on its successful completion. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While we have underwriting procedures designed to identify what we believe to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. As of December 31, 2005, we had $137.3 million in construction and land development loans, which represented 21.0% of our total loans.
     Residential Mortgage. A portion of our lending activity has consisted of the origination of residential mortgage loans collateralized by owner-occupied properties located in our market areas. We offer a variety of mortgage loan products which generally are amortized over 15 to 30 years with balloon payments due in five to seven years. Loans collateralized by residential real estate generally have been originated in amounts of no more than 90% of appraised value. We have elected to keep the majority of residential loans for our own account rather than selling these loans into the secondary market. As of December 31, 2005, our residential real estate loan portfolio was $107.8 million, which represented 16.5% of our total loans.
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
     In underwriting commercial mortgage loans, we seek to minimize the risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. Our underwriting analysis also includes credit checks, reviews of appraisals and environmental hazards or EPA reports and a review of the financial condition of the borrower. Our policies require us to inspect properties on an annual basis, but our practice is to have more frequent inspections of properties, if possible. At December 31, 2005, we had $284.5 million in commercial mortgage loans, which represented 43.6% of our total loans.
     Consumer. We provide a variety of consumer loans, including automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of the collateral and size of the loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans. As of December 31, 2005, we had $13.4 million in consumer loans, which represented 2.1% of our total loans.
     Loans Held For Sale. We reclassified loans previously held for investment as loans held for sale and adjusted these loans to the lower of cost or estimated fair value, resulting in charge-offs to our allowance for loan losses account. Subsequent decreases in estimated fair value as a result of deterioration of the related credit or changes in interest rates will be recognized through a valuation allowance by writedown charges to operations. As of December 31, 2005, we had $37.6 million in loans held for sale, which represented 5.7% of our total loans.
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

     The contractual maturity ranges of our business and industrial, real estate and consumer loan portfolios and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range as of December 31, 2005 are summarized in the following table:

	As of December 31, 2005
		After One
	One Year	through	After Five
	or Less	Five Years	Years	Total
	(Dollars in thousands)
Business and industrial	$39,096	$28,933	$5,444	$73,473
Real estate:
Construction and land development	53,024	63,728	20,596	137,348
Residential mortgages	7,063	69,202	31,579	107,844
Commercial mortgages	14,261	217,226	53,034	284,521
Consumer and other	5,061	8,369	212	13,642
Held for sale, at fair value	11,826	16,735	9,052	37,613

Total	$130,331	$404,193	$119,917	$654,441

Loans with a predetermined interest rate	$29,597	$218,833	$73,715	$322,145
Loans with a floating interest rate	100,734	185,360	46,202	332,296

Total	$130,331	$404,193	$119,917	$654,441

     As of December 31, 2005, 49.2% of our total loan portfolio carried fixed rates of interest and 50.8% of our loan portfolio had floating or adjustable interest rates. Scheduled contractual principal repayments do not reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual term because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, to decrease when current mortgage loan rates are substantially lower than rates on existing mortgages due primarily to the refinancing of adjustable rate and fixed rate loans at lower rates.
Nonperforming Assets
     We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our officers and we also monitor our delinquency levels for any negative or adverse trends, which are also monitored by our board of directors. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
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
     The following table presents information regarding nonperforming assets as of the dates indicated:

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$8,881	$1,489	$2,496	$2,526	$467
Accruing loans past due 90 days or more	—	62	—	—	20
Restructured loans	1,365	1,917	2,015	88	283
Other real estate	1,275	1,320	40	—	—

Total nonperforming assets	$11,521	$4,788	$4,551	$2,614	$770

Nonperforming assets to total loans and other real estate	1.76%	0.80%	1.07%	0.76%	0.27%

     Nonperforming assets were $11.5 million and $4.8 million as of December 31, 2005 and 2004, respectively. This $6.7 million increase was primarily the result of three real estate loans and one business and industrial loan placed on nonaccrual status during 2005. The business and industrial loan, collateralized by furniture, fixtures and equipment and by accounts receivable, in the amount of approximately $3.9 million was placed on nonaccrual status during June 2005. Although this loan was performing in accordance with its terms, management was concerned about its future performance and therefore placed it on nonaccrual status. Two real estate loans, both related to the same guarantor and placed on nonaccrual status in February 2005, consisted of one loan in the amount of $2.4 million collateralized by multi-family real estate and another loan in the amount of $711 thousand secured by commercial real estate. Although these two loans were performing in accordance with their terms, management was concerned about the cash flow of the related properties and the financial status of the related guarantor. The third real estate loan, in the approximate amount of $3.7 million, collateralized by a multi-unit condominium project under construction, was placed on nonaccrual status in December 2005 because management was concerned about the financial status of the project and the related guarantor. Nonaccrual loans increased $7.4 million to $8.9 million at December 31, 2005 compared with $1.5 million at December 31, 2004. All except $41 thousand of the $10.2 million in nonaccrual and restructured loans as of December 31, 2005 were carried in loans held for sale.
     Our ratio of nonperforming assets to total loans and other real estate was 1.76% and 0.80% as of December 31, 2005 and 2004, respectively. Interest on nonperforming loans that would have been accrued under the original loan agreements was $576 thousand and $65 thousand for the years ended December 31, 2005 and December 31, 2004, respectively.
     We had restructured loans as of December 31, 2005 of $1.4 million, down from $1.9 million as of December 31, 2004. This decrease was related to payments received on the restructured loans. As of December 31, 2005 and December 31, 2004, we had other real estate totaling $1.3 million and $1.3 million, respectively. Other real estate decreased by $45 thousand as of December 31, 2005 compared with December 31, 2004 primarily as a result of a the sale of one commercial real estate property with a book value of $895 thousand resulting in a $2 thousand loss, partially offset by $662 thousand investment in land held for future expansion being transferred to other real estate owned due to a change in management’s intention for the land’s future use and $188 thousand acquisition of real estate through foreclosure.
     As of December 31, 2005, loans totaling $8.2 million were classified as potential problem loans that are not reported in the table above. These loans are subject to management attention and their classification is reviewed on a quarterly basis.
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

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Watch	$212	$142	$327	$31	$49
Special mention	6	430	132	214	12
Substandard	23	74	409	262	9
Business and industrial	928	1,156	901	556	558
Construction and land development	3,037	1,904	1,086	908	869
Residential mortgages	644	763	184	178	144
Commercial mortgages	2,001	2,787	1,842	1,380	913
Consumer and other	63	110	82	60	88

Total unallocated portion of allowance	$6,914	$7,366	$4,963	$3,589	$2,642

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
     This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for loan losses for both comparison periods. The allowance for loan losses as a percentage of loans outstanding decreased to 1.07% at December 31, 2005 compared with 1.36% at December 31, 2004, primarily as a result of the transfer of approximately $54.5 million in loans to the classification of held for sale loans. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.
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
     As of December 31, 2005, we had $10.2 million of loans classified as substandard, doubtful or loss compared with $3.4 million as of December 31, 2004, an increase of $6.8 million, all of which occurred in the substandard category. Included in the $10.2 million of classified loans were $10.1 million of loans held for sale which were written-down to fair value as of December 31, 2005. As of December 31, 2005 and 2004, we had specific allocations of $51 thousand and $755 thousand, respectively, in the allowance for loan losses related to these classified loans.
     Our loan and watch list also classifies loans as “watch” and “special mention,” which further aids us in monitoring the quality of our loan portfolio. Loans classified as watch or special mention show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the borrower have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard, doubtful or loss) but do show weakened elements as compared with those of a satisfactory credit. We review these loans to assist in our assessment of the adequacy of the allowance for loan losses. As of December 31, 2005, we had $8.3 million of such loans, compared with $12.0 million as of December 31, 2004.

     The following table summarizes the activity in our allowance for loan losses as of and for the periods indicated:

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average loans outstanding	$645,349	$509,142	$383,844	$305,912	$265,342

Total loans outstanding at end of period	$652,817	$598,292	$424,479	$342,085	$280,921

Allowance for loan losses at beginning of period	$8,121	$5,650	$4,006	$3,371	$2,501
Provision for loan losses	10,351	2,950	2,821	1,590	900
Charge-offs:
Business and industrial	(902)	(242)	(516)	(580)	—
Real estate	(33)	(262)	(673)	(313)	(25)
Consumer	(114)	(110)	(337)	(115)	(86)
Adjust loans held for sale to fair value	(10,584)	—	—	—	—

Total charge-offs	(11,633)	(614)	(1,526)	(1,008)	(111)

Recoveries:
Business and industrial	76	50	185	41	37
Real estate	34	63	51	1	21
Consumer	16	22	113	11	23

Total recoveries	126	135	349	53	81

Net charge-offs	(11,507)	(479)	(1,177)	(955)	(30)

Allowance for loan losses at end of period	6,965	$8,121	$5,650	$4,006	$3,371

Allowance for loan losses to end of period loans	1.07%	1.36%	1.33%	1.17%	1.20%
Net charge-offs to average loans	1.78	0.09	0.31	0.31	0.01
Allowance for loan losses to end of period nonperforming loans	67.98	234.17	125.25	153.25	437.79
     As of December 31, 2005, the allowance for loan losses amounted to $7.0 million or 1.07% of total loans. The allowance for loan losses as a percentage of nonperforming loans was 67.98% and 234.17% as of December 31, 2005 and December 31, 2004, respectively. As of December 31, 2004, the allowance for loan losses totaled $8.1 million or 1.36% of total loans.
     As previously discussed, our Board of Directors approved the sale of approximately $54.5 million of loans that were previously held for investment. Accordingly, as of December 31, 2005, these loans were classified as loans held for sale and have been adjusted to the lower of cost or estimated fair value, resulting in approximately $10.6 million in charge-offs to our allowance for loan losses account. Management determined that the allowance for loan losses account, following the related charge-offs, should be increased by approximately $7.9 million or approximately $5.2 million net of tax, resulting in a provision for loan losses for the year ended December 31, 2005 of $10.4 million compared with approximately $3.0 million for 2004, an increase of approximately $7.4 million.
     Principally as a result of the $10.6 million in net charge-offs related to the classification of loans as held for sale, net charge-offs were $11.5 million for the year ended December 31, 2005 compared with $479 thousand for the same period in 2004. These net charge-offs represented 1.78% and 0.09% of average loans for the years ended December 31, 2005 and 2004, respectively.

     The following tables describe the allocation of the allowance for loan losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of December 31,
	2005		2004
		Percent of
		Loans to
		Total Loans		Percent of
		Held for		Loans to
	Amount	Investment	Amount	Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Business and industrial	$14	11.9%	$208	11.7%
Real estate:
Construction and land development	—	22.3	100	20.6
Residential mortgages	6	17.5	7	21.0
Commercial mortgages	—	46.1	352	44.6
Consumer and other	31	2.2	88	2.1
Unallocated	6,914	—	7,366	—

Total allowance for loan losses	$6,965	100.0%	$8,121	100.0%

	As of December 31,
	2003		2002		2001
		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to
	Amount	Gross Loans	Amount	Gross Loans	Amount	Gross Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Business and industrial	$—	13.0%	$395	15.3%	$483	20.8%
Real estate:
Construction and land development	—	15.4	—	15.7	—	17.8
Residential mortgages	92	27.6	—	28.9	45	28.3
Commercial mortgages	519	41.3	—	36.8	160	28.6
Consumer and other	76	2.7	22	3.3	41	4.5
Unallocated	4,963	—	3,589	—	2,642	—

Total allowance for loan losses	$5,650	100.0%	$4,006	100.0%	$3,371	100.0%

Securities
     We use our securities portfolio to ensure liquidity for cash requirements, to manage interest rate risk, to provide a source of income, to ensure collateral is available for municipal deposits pledging requirements and to manage asset quality. Securities totaled $266.5 million as of December 31, 2005 compared with $488.5 million as of December 31, 2004, a decrease of $220.0 million or 45.4%. This decrease was principally the result of our balance sheet restructuring during 2005 in which sold approximately $374.0 million of low-yielding investment securities and used the majority of the proceeds to de-leverage our borrowing position. As of December 31, 2005, securities represented 25.9% of total assets compared with 43.2% of total assets as of December 31, 2004. The average life of the total securities portfolio as of December 31, 2005 was approximately 4.1 years.
     Mortgage-backed securities (“MBSs”) are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Investors assume that the Federal government will support these agencies, although it is under no obligation to do so. Other MBSs securities are issued by Ginnie Mae, which is a Federal agency, guaranteed by the U.S. government.
     Unlike U.S. government agency securities, which have a lump sum payment at maturity, MBSs provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBSs which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Conversely, MBSs purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBSs do not tend to experience heavy prepayments of principal, and consequently the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated average lives of these securities.
     Collateralized mortgage obligations (“CMOs”) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac or they can be private-label pools. CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes, or traunches, to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.
     The following table summarizes the contractual maturities of investment securities on an amortized cost basis and their weighted average yields as of December 31, 2005. This table shows the contractual maturities of the related investment securities and not the estimated average lives of the securities. The contractual maturity of a CMO or MBS is the date at which the last underlying mortgage matures. In the case of a 15-year pool of loans or a 30-year pool of loans, the maturity date of the security will be the date the last payment is due on the underlying mortgages. Tax-exempt obligations are not presented on a tax-equivalent basis.

	As of December 31, 2005
	Due within		After One but		After Five but
	One Year		within Five Years		within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. government agency securities	$39,651	4.29%	$27,914	4.87%	$6,994	4.55%	$—	—%	$74,559	4.53%
Mortgage-backed securities	—	—	8,287	4.48	35,369	4.14	38,610	4.83	82,266	4.49
Collateralized mortgage obligations	—	—	917	4.19	15,552	4.71	62,918	4.55	79,387	4.57
Obligations of state and political subdivisions	155	5.49	1,868	2.90	692	3.59	18,195	4.49	20,910	4.32

Total	$39,806	4.29%	$38,986	4.67%	$58,607	4.33%	$119,723	4.63%	$257,122	4.51

Other					1,749	7.10%			1,749	7.10

Equities(1)									9,029

Total									$267,900

(1)	Includes Federal Home Loan Bank stock, Federal Reserve Bank stock, investment in Community Reinvestment Act funds and the common securities of our wholly-owned subsidiary trusts.
     Contractual maturity of MBSs and CMOs is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. An analysis as of December 31, 2005 shows the following estimated average lives: fixed MBS-4.0 years; adjustable MBS-4.5 years; fixed CMOs-4.1 years. The estimated average life will change if interest rates change. The average life of the total securities portfolio is 4.1 years as of December 31, 2005.

     The following table summarizes the amortized cost and fair values of investment securities as of the dates shown. There were no securities classified as held-to-maturity as of December 31, 2003:

	As of December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-Sale:
U.S. government agency securities	$74,559	$—	$(335)	$74,224
Mortgage-backed securities	42,897	57	(196)	42,758
Collateralized mortgage obligations	36,248	—	(814)	35,434
Obligations of state and political subdivisions	3,556	35	(46)	3,545
Other securities	10,778	43	(133)	10,688

Total	$168,038	$135	$(1,524)	$166,649

Held-to-Maturity:
Mortgage-backed securities	$39,369	$—	$(477)	$38,892
Collateralized mortgage obligations	43,139	—	(561)	42,578
Obligations of state and political subdivisions	17,354	176	(194)	17,336

Total	$99,862	$176	$(1,232)	$98,806

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-Sale:
U.S. government agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251

Total	$481,793	$367	$(7,005)	$475,155

Held-to-Maturity:
Collateralized mortgage obligations	$5,275	$—	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232

Total	$13,368	$146	$(21)	$13,493

	As of December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-Sale:
U.S. government agency securities	$245,977	$374	$(2,376)	$243,975
Mortgage-backed securities	71,419	639	(277)	71,781
Collateralized mortgage obligations	83,308	151	(970)	82,489
Obligations of state and political subdivisions	2,525	60	(269)	2,316
Other securities	12,040	19	—	12,059

Total	$415,269	$1,243	$(3,892)	$412,620

     As of December 31, 2005, we had unrealized net losses of $1.4 million in our available-for-sale securities portfolio compared with unrealized net losses of $6.6 million as of December 31, 2004. This $5.2 million decrease in unrealized net losses is attributable principally to the realization of losses on sales of securities combined with increases in market interest rates from December 31, 2004 to December 31, 2005.
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
Deposits
     Deposits, which represent 94.1% of our interest rate-sensitive liabilities as of December 31, 2005, have historically been the primary source of funding our asset growth. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposit accounts consist of demand, savings, money market and time accounts. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits. We have on occasion utilized brokered deposits as a funding source, not to exceed 20% of our total deposits.
     The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Regular savings	$7,432	0.86%	$7,192	0.39%	$7,175	0.41%
NOW accounts	187,266	2.29	192,362	1.19	115,001	0.98
Money market accounts	155,479	2.16	135,311	1.63	113,846	1.40
Time deposits less than $100,000	92,378	3.06	107,491	2.44	74,894	2.65
Time deposits $100,000 and over	251,396	3.27	260,524	2.46	185,074	2.59

Total interest-bearing deposits	693,951	2.70	702,880	1.93	495,990	1.92
Noninterest bearing deposits	118,317	—	104,725	—	95,080	—

Total deposits	$812,268	2.31%	$807,605	1.68%	$591,070	1.61%

     Average total deposits increased by $4.7 million or 0.6% to $812.3 million for 2004 compared with $807.6 million for 2004. Average certificates of deposit decreased by $24.2 million or 6.6% to $343.8 million for 2005, and average NOW accounts and average money market accounts increased $15.1 million or 4.6% to $342.7 million for 2005.
     As of December 31, 2005, NOW accounts, money market accounts and savings deposits accounted for 52.1% of total deposits, while certificates of deposit made up 30.8% of total deposits. As of December 31, 2005, we had $152.7 million in noninterest-bearing deposits compared with $110.9 million as of December 31, 2004. The average cost of deposits, including noninterest-bearing deposits, was 2.31% for the year ended December 31, 2005 compared with 1.68% for the year ended December 31, 2004. The increase in the average cost of deposits was primarily due to increases by the Federal Reserve in the prime rate.
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
     The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2005, 2004, 2003 was 14.6%, 13.0% and 16.1%, respectively.

     The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity:

As of December 31, 2005
(Dollars in thousands)
Three months or less	$88,138
Over three months through six months	30,463
Over six months through one year	44,962
Over one year	33,391

Total	$196,954

     While a majority of the certificates of deposit in amounts of $100,000 or more will mature during 2006, management expects that a significant portion of these deposits will be renewed. Historically, our large time deposits have been stable and management believes that the rates offered on certificates of deposit are comparable with rates offered by competition in its market areas. If a significant portion of the certificates of deposit were not renewed, it would have an adverse effect on our liquidity. However, we have other available funding sources, such as purchased funds from correspondent banks and Federal Home Loan Bank advances, to mitigate this effect.
   Borrowings
     We utilize borrowings to supplement deposits in funding our lending and investing activities. We utilize various FHLB products including short-term fundings or federal funds purchased, with terms ranging from overnight to several days, as well as blanket advances. We have occasionally borrowed funds under longer term option advances, at fixed rates, with maturities ranging from five to ten years, with call features attached. All borrowings from FHLB are collateralized by investment securities and by a blanket pledge on certain types of loans. Additionally, we have borrowing arrangements with other banks for various unsecured federal funds purchased lines, ranging from $10 million to $100 million per line. As previously discussed, we initiated a plan during 2005 to reposition our balance sheet by selling approximately $374.0 million of low-yielding investment securities and using the proceeds to de-leverage our borrowing position. As of December 31, 2005, we had FHLB borrowings of $15.5 million, down $117.4 million or 88.3% compared with $132.9 million as of December 31, 2004. As part of this plan, we paid off a $75 million three-year advance with a maturity date of August 24, 2007 and incurred a prepayment penalty of approximately $345 thousand before tax.
     In the past we have borrowed funds from banks utilizing long-term amortizing notes in order to provide capital to our subsidiary bank. During the first quarter of 2003, utilizing proceeds from the issuance of $10.3 million in junior subordinated debentures to a newly formed subsidiary trust, we repaid $6.8 million of such notes payable owed to Wells Fargo Bank. The following table summarizes our outstanding bank note borrowings as of the dates and for the periods indicated:

	As of and for the
	Years Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Ending balance	—	—	$—
Average balance for the period	—	—	1,651
Maximum month-end balance during the period	—	—	7,080
Average interest rate for the period	—	—	3.15%
Weighted average interest rate at the end of the period	—	—	3.10%

     As of December 31, 2005 and 2004, we had issues of junior subordinated debentures outstanding totaling $30.9 million and $38.3 million, respectively as follows:

						Junior	Junior
						Subordinated	Subordinated
			Interest			Debt Owed	Debt Owed
			Rate at		Interest	to Trusts at	to Trusts at	Final
	Issuance		December 31,	Fixed/	Rate	December 31,	December 31,	Maturity
Description	Date	Call Date	2005	Adjustable	Basis	2005	2004	Date
				(Dollars in thousands)
SNB Capital Trust I	12/6/2000	12/6/2005	—%	Fixed	N/A	$—	$7,320	12/6/2030
SNB Statutory Trust II	3/26/2003	3/26/2008	7.67%	Adjustable Quarterly	3 mo LIBOR + 3.15%	10,310	10,310	3/26/2033
SNB Capital Trust III.	3/27/2003	3/27/2008	7.30%	Adjustable Quarterly	3 mo LIBOR + 3.15%	10,310	10,310	3/27/2033
SNB Capital Trust IV	9/25/2003	9/25/2008	7.53%	Adjustable Quarterly	3 mo LIBOR + 3.00%	10,310	10,310	9/25/2033
     On December 6, 2005, we redeemed the 10.20% junior subordinated debentures totaling $7.3 million payable to our wholly-owned Delaware business trust, SNB Capital Trust I. SNB Capital Trust I in turn redeemed its outstanding trust preferred securities and common securities.
     Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by us. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of our present and future senior indebtedness. We have fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust to the extent such trust has funds to pay the interest and principal.
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
     In late 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that trust preferred securities be deconsolidated from our consolidated financial statements. We adopted FIN 46R on January 1, 2004 and as a result, no longer reflect the trust preferred securities in our consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in our consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in our consolidated statements of income.
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
     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2005, we had cash and cash equivalents of $58.1 million, up from $21.2 million as of December 31, 2004. The increase of $36.9 million consisted primarily of $17.5 million at the Federal Reserve Bank related to check clearing and $18.2 invested overnight at the Federal Home Loan Bank of Dallas.
Contractual Obligations
     Our future cash payments associated with contractual obligations (other than deposit obligations) as of December 31, 2005 are summarized in the table below. Interest on variable rate obligations is not included.

	Payments Due in:
		Fiscal	Fiscal
	2006	2007-2009	2010-2011	Thereafter	Total
	(Dollars in thousands)
FHLB advances	$15,500	$—	$—	$—	$15,500
Junior subordinated debentures	—	—	—	30,930	30,930
Operating leases	244	576	175	259	1,254
Building construction	776	—	—	—	776

Total	$16,520	$576	$175	$31,189	$48,460

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
     Our commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Payments Due in:
		Fiscal	Fiscal
	2006	2007-2008	2009-2010	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$2014	$77	$27	$—	$2,118
Commitments to extend credit	87,406	17,210	4,445	14,381	123,442

Total	$89,420	$17,287	$4,472	$14,381	$125,560

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
     Our exposure to interest rate risk is managed by the Bank’s Asset Liability Committee (“ALCO”), which is composed of outside members of the board of directors of the Bank as well as our senior officers in accordance with policies approved by the Bank’s board of directors. The ALCO formulates strategies based on appropriate levels in interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital, based on the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. We have traditionally managed our business to reduce our overall exposure to changes in interest rates; however, under current policies of our board of directors, management has been given some latitude to increase our interest rate sensitivity position within certain limits if, in management’s judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on our financial performance in the future than they have had historically.
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
     An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (GAP) and by analyzing the effects of interest rate changes on net interest income over moving 12-month periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-

earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.
     The following table sets forth our interest rate sensitivity analysis as of December 31, 2005:

	Volumes Subject to Repricing within
						Greater
	0-30	31-180	181-365	1-3	3-5	Than
	Days	Days	Days	Years	Years	5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Securities	$9,244	$40,315	$342	$11,106	$30,667	$174,837	$266,511
Loans	305,988	40,970	29,512	112,785	108,409	56,777	654,441
Federal funds sold	17,495	—	—	—	—	—	17,495

Total interest-earning assets	332,727	81,285	29,854	123,891	139,076	231,614	938,447
Interest-bearing liabilities:
NOW, money market and savings deposits	$464,511	$—	$—	$—	$—	$—	$464,511
Certificates of deposit and other time deposits	41,119	113,562	64,790	21,431	33,812	—	274,714
Borrowed funds	15,500	—	—	—	—	—	15,500
Junior subordinated debentures	10,310	20,620	—	—	—	—	30,930

Total interest-bearing liabilities	531,440	134,182	64,790	21,431	33,812	—	785,655
Cumulative GAP	$(198,713)	$(251,610)	$(286,546)	$(184,086)	$(78,822)	$152,792
Cumulative GAP to total assets	(19.38)%	(24.54)%	(27.95)%	(17.95)%	(7.69)%	14.90%
Cumulative interest- earning assets to cumulative interest- bearing liabilities	62.61%	62.20%	60.77%	75.52%	89.97%	119.45%
     Our one-year cumulative GAP position as of December 31, 2005 was negative $286.6 million or (28.0)% of assets. This is a one-day position that is continually changing and is not indicative of our position at any other time. We are liability sensitive because, in part, we maintain high balances of public fund NOW accounts and money market accounts which are subject to immediate changes in interest rates. Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change.
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
     The following table sets forth our simulation analysis as of December 31, 2005:

% Change in
Change in Rates	Net Income
-100 bp	0.68%
0 bp	—
+100 bp	3.35%
+200 bp	(11.39)%
     Based on the December 31, 2005 simulation analysis, we estimate our net income would decrease by approximately 11.39% over the next 12 months assuming an instantaneous and sustained 200 basis point increase in rates. A 100 basis point instantaneous and sustained increase in rates would increase our net income by approximately 3.35% over the next 12 months, while a 100 basis point instantaneous and sustained decrease in rates over the same period would increase our net income by approximately 0.68% for the period. Our policy guidelines for the impact of interest rate shocks on our net income is +/- 20%. In the event the impact of the shocks is outside policy guidelines, the ALCO Committee is responsible for determining what steps, if any, should be taken to bring the shock results in line with policy. The ALCO Committee considers whether the results are temporary or long-term, the magnitude of the shock results, the average lives of the interest-earning assets and interest-bearing liabilities and the requirement for liquidity needs versus earnings improvement.
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
  Shareholders’ Equity
     Shareholders’ equity as of December 31, 2005 was $82.5 million, a decrease of $3.9 million or 4.5% compared with shareholders’ equity of $86.4 million as of December 31, 2004. The decrease was primarily due to our net loss of $7.3 million, partially offset by a decrease in unrealized losses on available-for-sale securities of $3.4 million, net of tax. Total shareholders’ equity was $30.8 million as of December 31, 2003. The increase of $55.6 million from December 31, 2003 to December 31, 2004 was primarily due to net proceeds from our initial public offering of $52.2 million and net earnings of $5.9 million, partially offset by an increase in unrealized losses on available-for-sale securities of $2.6 million, net of tax.
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
     The Bank is subject to capital adequacy guidelines of the OCC that are substantially similar to the Federal Reserve’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The Bank is classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

     The following table provides a comparison of our capital ratios and those of the Bank as of December 31, 2005 to the minimum and well-capitalized regulatory standards:

			To be Categorized as
			Well-Capitalized
	Minimum Required for		under Prompt
	Capital Adequacy		Corrective Action	Actual Ratio at
	Purposes		Provisions	December 31, 2005
SNB Bancshares, Inc.
Leverage ratio	4.00	%(1)	N/A	9.95%
Tier 1 risk-based capital ratio	4.00		N/A	15.50
Risk-based capital ratio	8.00		N/A	16.77

Southern National Bank of Texas
Leverage ratio	4.00	%(2)	5.00%	9.49%
Tier 1 risk-based capital ratio	4.00		6.00	14.77
Risk-based capital ratio	8.00		10.00	15.74

(1)	The Federal Reserve may require us to maintain a leverage ratio above the required minimum.

(2)	The OCC may require the Bank to maintain a leverage ratio above the required minimum.
     A portion of the trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. The amount of such excess trust preferred securities are includable in Tier 2 capital. Because we had no goodwill at December 31, 2005, this part of the final rule would not impact the amount of trust preferred securities that we can include in Tier 1 capital. The new quantitative limits will be fully effective March 31, 2009.
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
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements, the reports thereon, the notes thereto and supplementary data commence on page 58 of this Annual Report on Form 10-K which financial statements, reports, notes and data are incorporated herein by reference.

Quarterly Financial Data (Unaudited)
     The following table presents certain unaudited quarterly financial information concerning our results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$16,020	$15,634	$14,618	$13,870	$13,275	$12,279	$11,156	$9,943
Interest expense	8,206	7,171	6,032	5,961	5,295	4,713	4,188	3,810

Net interest income	7,814	8,463	8,586	7,909	7,980	7,566	6,968	6,133
Provision for loan losses	8,501	600	650	600	675	625	900	750

Net interest income (loss) after provision for loan losses	(687)	7,863	7,936	7,309	7,305	6,941	6,068	5,383
Noninterest income (loss)	(7,193)	391	545	(5,734)	345	543	488	744
Noninterest expense	6,762	4,947	4,904	4,895	5,461	4,731	4,410	4,219

Income (loss) before income taxes	(14,642)	3,307	3,577	(3,320)	2,189	2,753	2,146	1,908
Provision (benefit) for income taxes	(4,987)	1,133	1,222	(1,134)	736	935	729	649

Net income (loss)	$(9,655)	$2,174	$2,355	$(2,186)	$1,453	$1,818	$1,417	$1,259

Earnings (loss) per share:
Basic	$(0.78)	$0.17	$0.19	$(0.18)	$0.12	$0.20	$0.20	$0.18
Diluted	(0.78)	0.17	0.19	(0.18)	0.11	0.19	0.20	0.17
Weighted average shares outstanding:
Basic	12,435	12,435	12,435	12,434	12,432	9,137	6,994	6,994
Diluted	12,435	12,640	12,598	12,434	12,833	9,347	7,233	7,197
     Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.
Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosures
     None.
Item 9A. Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
     No changes were made to the Company’s internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
     As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

     Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”
Compliance with Designated Laws and Regulations
     Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations. Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
SNB Bancshares, Inc.
Sugar Land, Texas
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SNB Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements.
     We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.
/s/ Deloitte & Touche, LLP
Houston, Texas
March 15, 2006
Item 9B. Other Information
     None.
PART III.
Item 10. Directors and Executive Officers of the Registrant
Board of Directors
     In accordance with the Company’s Amended and Restated Articles of Incorporation, members of the Board of Directors are designated as either Class B Directors or Common Stock Directors. Pursuant to the Articles of Incorporation, the holders of Class B stock have the right to elect 60% of the members of the Company’s Board of Directors, voting as a separate class (each director so elected designated as a Class B Director), as long as at least 250,000 shares of Class B stock are outstanding as of the record date for that particular meeting. The Articles of Incorporation also provide that the holders of common stock have the right to elect 40% of the member of the Board of Directors, voting as a separate class (each director so elected designated as a Common Stock Director).
     The following table sets forth the name, age and positions with the Company and the Bank for each director of the Company. All of the directors of the Company also serve as directors of the Bank.

Name	Age	Positions with the Company and the Bank
Class B Directors:
Stewart Morris	86	Director and Senior Chairman of the Board of the Company and the Bank
Caralisa Morris Simon	53	Director and Chairman of the Board of the Company and the Bank
James W. Stevens	58	Director of the Company and the Bank
Dan Wilford	65	Director of the Company and the Bank
Harvey E. Zinn	58	Director, President and Chief Executive Officer of the Company and the Bank

Common Stock Directors:
Colonel Wallace J. McKenzie	80	Director of the Company and the Bank
Richard D. Parker	60	Director of the Company and the Bank
General Edmond S. Solymosy	67	Director of the Company and the Bank
Robert P. Viles, M.D.	60	Director of the Company and the Bank

     Wallace J. McKenzie, Colonel USAF (Retired). Colonel McKenzie has been a director of the Company since 1995 and a director of the Bank since 1985. He is a 30-year decorated veteran with the United States Air Force, having served in World War II, Korea and Vietnam. He serves on the Company’s Corporate Governance and Nominating Committee and chairs the Company’s Compensation Committee. He also serves on the Bank’s Loan Committee and Asset Liability Committee.
     Stewart Morris. Mr. Morris currently serves as Senior Chairman of the Board of the Company, a position he has held since 1995. He has been a director of the Bank since 1989 and has served as Senior Chairman of the Bank since 1998. Mr. Morris has devoted his entire business career to the management, growth and expansion of Stewart Title, and under his leadership, Stewart Title has expanded into a network of more than 8,000 offices and agencies covering all 50 states and over 30 foreign countries. Mr. Morris also serves as an advisory director of Stewart Information Systems Corporations (NYSE: STC). Mr. Morris is the father of Caralisa Morris Simon.
     Richard D. Parker. Mr. Parker joined the Board of the Company in 2004 and has been a director of the Bank since 1998. Mr. Parker is a financial executive with thirty-five years of experience in domestic and international business. He has been a chief financial officer for both commercial enterprises with revenues up to $350 million and non-profit organizations. Mr. Parker is currently Vice President for Financial Affairs of Houston Baptist University. He serves on the Company’s Audit Committee and on the Bank’s Asset Liability Committee and CRA Committee.
     Caralisa Morris Simon. Ms. Simon currently serves as Chairman of the Board of the Company, a position she has held since 1995. Ms. Simon joined the Bank’s board as Vice Chairman in 1993 and has served as Chairman of the Bank since 1998. Ms. Simon serves on the Loan and Asset Liability Committees of the Bank. While overseeing the Bank’s image and community involvement activities, Ms. Simon directs the marketing and business development standards for the Bank. Prior to joining the Bank, Ms. Simon had 17 years of experience in communications and marketing with Stewart Title. Ms. Simon is the daughter of Stewart Morris.
     Edmond S. Solymosy, General, U.S. Army (Retired). General Solymosy has been a director of the Company since 2004 and of the Bank since 1997. He has been president and chief executive officer of several international asset management firms in Houston. General Solymosy was appointed Honorary Consul of Hungary in 1993. He is currently Director of Development for Student Affairs of the Texas A&M Foundation. He serves on the Company’s Audit Committee and on the Bank’s Loan Committee and Asset Liability Committee.
     James W. Stevens. Mr. Stevens has been a director of the Company since 1995 and of the Bank since 1991. Mr. Stevens has spent the last 30 years in the practice of real estate law with the firm of Stevens & Rau, PC. In addition to law, he has been actively involved in the title insurance business, serving as president and chairman of the board of Brazoria County Abstract Company from 1983 until 1997. He serves on the Company’s Corporate Governance and Nominating Committee and Compensation Committee. He also chairs the Bank’s Loan Committee and Automations Committee.
     Robert P. Viles, M.D. Dr. Viles joined the board of the Company in 2004 and has been a director of the Bank since 1985. Dr. Viles has been engaged in the practice of medicine in Sugar Land, Texas since 1975. He is a former director of the American Society of Anesthesiologists. He serves as chair of the Company’s Audit Committee and serves as a member of Bank’s Asset Liability Committee.
     Dan Wilford. Mr. Wilford joined the board of the Company in 2004 and has been a director of the Bank since 2003. Mr. Wilford is past president of Memorial Hermann Healthcare System and its nine subsidiaries and served as chief executive officer of a community-based, not-for-profit, multi-hospital system. He has been an active member and founder of multiple community organizations and serves as a director of Healthcare Realty Trust, Inc. (NYSE: HR) and Sanders, Morris Harris Group (Nasdaq: SMHG). He serves as chair of the Company’s Corporate Governance and Nominating Committee and as a member of the Company’s Compensation Committee. He also serves on the Bank’s Asset Liability Committee.
     Harvey E. Zinn. Mr. Zinn has served as President and Chief Executive Officer and a director of the Company since 1995, and he has also served in those same capacities with the Bank since 1988. Beginning his career in 1969 in the retail business, Mr. Zinn served as president and chief executive officer of Electronic Centers, Inc. where he directed the operations of 72 retail stores in 42 cities in 10 states and was responsible for the management of 450 employees. Mr. Zinn currently serves on the Bank’s Loan Committee and Asset Liability Committee. Mr. Zinn is the father of Harvey Zinn, Jr., President of Branch Banking for the Bank and Company.

Executive Officers
     The following table sets forth certain information with respect to the executive officers of the Company and the Bank not listed above:

Name	Age	Positions
Daniel S. Agnew	51	Chief Lending Officer of the Company; President, Lending Services of the Bank
R. Darrell Brewer	59	Treasurer and Chief Financial Officer of the Company; President, Financial Services and Chief Financial Officer of the Bank
Harvey E. Zinn, Jr.	35	President of Branch Banking of the Bank
     Dan Agnew. Mr. Agnew currently serves as President, Lending Services of the Bank, a position he has held since 1993. Since joining the Bank in 1990, Mr. Agnew has overseen a growth in the Bank’s loans from $40.0 million to $598 million as of December 31, 2004. In his capacity as Chief Lending Officer, Mr. Agnew supervises all lending officers as well as the Bank’s Credit Department and Loan Operations area. Mr. Agnew has 30 years of banking and lending experience. Prior to joining the Bank, Mr. Agnew served as President/CEO of Texas Commerce Bank, Clear Lake.
     R. Darrell Brewer. Mr. Brewer currently serves as Treasurer and Chief Financial Officer of the Company and President, Financial Services and Chief Financial Officer of the Bank, positions he has held since 1995. Mr. Brewer, a Certified Public Accountant in Texas since 1970, has 38 years of banking and financial experience, including nine years in public accounting with Peat, Marwick, Mitchell & Co., (now KPMG) where he specialized in bank audits. He also has 29 years of experience in the banking and financial services industry, serving previously as Chief Financial Officer for several banks, including River Oaks Bank & Trust Company and Compass Bank-Houston.
     Harvey E. Zinn, Jr. Mr. Zinn, Jr. currently serves as President of Branch Banking for the Bank, a position which he has held since 2002. Mr. Zinn was elected President of Branch Banking for the Company in 2004. Mr. Zinn has been with the Bank since 1994; he previously held the position of Commercial Lender with over $200 million in production. As President of Branch Banking, he has watched deposits grow in two years from $600 million to over $800 million. Mr. Zinn has over 10 years experience in banking. Mr. Harvey E. Zinn, Jr. is the son of Harvey E. Zinn.
Audit Committee
     The Company’s Board of Directors has three committees, the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.
     The primary purpose of the Audit Committee is to provide independent and objective oversight with respect to the Company’s financial statements and reports and other financial information provided to shareholders and others, its internal control over financial reporting the independent registered public accounting firm’s qualifications and independence, the Company’s compliance with legal and regulatory requirements and its audit, accounting and financial reporting processes generally. The Audit Committee reports to the Board of Directors concerning these matters. The Audit Committee operates pursuant to a written charter. The Audit Committee held eleven (11) meetings during 2005. In addition, the Audit Committee reviewed and discussed with management and the independent auditors the Company’s quarterly financial results prior to the release of earnings and the quarterly financial statements prior to the filing of the Company’s Quarterly Reports on Form 10Q.
     The Audit Committee is comprised of Mr. Parker, General Solymosy and Dr. Viles (Chairman), each of whom the Board has determined to be an independent director in accordance with the applicable Nasdaq rules. The Board has determined that Mr. Parker qualifies as an “audit committee financial expert” as that term is defined under the rules of the Securities and Exchange Commission, and that each member of the Audit Committee is able to read and understand fundamental financial statements and has substantial business experience and a level of experience and knowledge necessary to meet the requisite “financial sophistication” qualifications under the applicable Nasdaq rules.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers and persons who own more than 10% of the outstanding Common Stock to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission (the “Commission”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16 forms they file.
     Based solely on the Company’s review of the copies of such reports furnished to it and representations from certain reporting persons that they have complied with the applicable filing requirements, the Company believes that during the year ended December 31, 2005, all Section 16(a) reporting requirements applicable to the its officers, directors and greater than 10% shareholders were complied with, except that each of Stewart Morris and Harvey E. Zinn was late in filing a Form 4 to report the transfer of one-half of the shares that Mr. Morris and Mr. Zinn held jointly to the other person.
Codes of Ethics
     The Company’s Board of Directors has adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company and the Bank. The Company has also adopted a Code of Ethics that applies to the Chief Executive Officer and all senior financial officers. A copy of the Code of Ethics and Business Conduct is available on the Company’s website at www.snbtx.com under the Corporate Governance section on the Investor Relations page. A copy of the Code of Ethics for the Chief Executive Officer and senior financial officers can be obtained at no charge by making a written request to the Corporate Secretary, SNB Bancshares, Inc., 14060 Southwest Freeway, Sugar Land, Texas 77478.
Item 11. Executive Compensation
Summary Compensation Table
     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company’s President and Chief Executive Officer and the other four most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) (the “named executive officers”) for each of the two fiscal years ended December 31, 2005:

		Annual Compensation
				Long Term
				Compensation
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Options	Compensation(2)
Harvey E. Zinn
President and Chief Executive Officer	2005	$271,077	$114,700	—	$32,515	(3)
of the Company and the Bank	2004	242,021	213,288	77,000	29,858	(3)

Caralisa Morris Simon	2005	$209,115	$89,918	—	$43,436	(4)
Chairman of the Board of the Company and the Bank	2004	189,968	169,411	77,000	44,295	(4)

Daniel S. Agnew
Chief Lending Officer of the Company, President,	2005	$171,780	$36,340	—	$24,943	(5)
Lending Services of the Bank	2004	153,241	64,703	51,000	22,463	(5)

R. Darrell Brewer
Treasurer and Chief Financial Officer of the Company,	2005	$152,392	$31,198	—	$21,191	(6)
President of Financial Services of the Bank	2004	149,992	34,532	51,000	21,220	(6)

Harvey E. Zinn, Jr.	2005	$151,312	$29,700	—
President, Branch Banking of the Bank	2004	145,119	38,533	50,000	$18,276	(7)

(1)	Does not include amounts attributable to miscellaneous benefits received by executive officers. In the opinion of management of the Company, the costs to the Company of providing such benefits to any individual executive officer did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the officer.

(2)	Includes matching contributions by the Company to the Company’s 401(k) Profit Sharing Plan for the benefit of the respective individuals.

(3)	A car allowance of $9,600 and $8,400 was paid to Harvey E. Zinn in 2005 and 2004, respectively. Private club membership dues of $4,915 and $5,458 were paid for the benefit of Mr. Zinn in 2005 and 2004, respectively.

(4)	A car allowance of $9,600 and $8,400 was paid to Caralisa Morris Simon in 2005 and 2004, respectively. Private club membership dues of $15,836 and $22,895 were paid for the benefit of Ms. Simon in 2005 and 2004, respectively.

(5)	A car allowance of $9,600 was paid to Daniel S. Agnew in each of 2004 and 2005.

(6)	A car allowance of $9,600 was paid to R. Darrell Brewer in each of 2004 and 2005.

(7)	A car allowance of $9,600 was paid to Harvey E. Zinn, Jr. in 2005. Private club membership dues of $6,820 were paid for the benefit of Mr. Zinn in 2005.

Option Grants in Last Fiscal Year
There were no grants of options made during the year ended December 31, 2005 to the named executive officers.
Stock Options Exercises and Fiscal Year-End Option Values
     The following table sets forth certain information concerning option exercises during the year ended December 31, 2005 and any value realized thereon by the named executive officers, and the number and value of unexercised options held by such executive officers at December 31, 2005:

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired on	Value	Options at		In-the Money Options
Name	Exercise	Realized(1)	December 31, 2005		at December 31, 2005(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Harvey E. Zinn	—	$—	25,600	68,400	$227,812	$717,460

Caralisa Morris Simon	—	—	25,600	68,400	227,812	717,460

R. Darrell Brewer	—	—	19,800	47,200	186,156	347,824

Daniel S. Agnew	—	—	19,800	47,200	186,156	347,824

Harvey E. Zinn, Jr.	—	—	19,000	46,000	177,400	337,600

(1)	The “value realized” represents the difference between the exercise price of the option shares and the market price of the option shares on the date of exercise without considering any taxes which may have been owed.

(2)	The value is based on the positive spread between the exercise price of the applicable stock options and $17.40 per share, which was the closing sale price of the Common Stock reported on the Nasdaq Stock Market on December 30, 2005, the last trading day of the year.
Director Compensation
     For the 2005 fiscal year, directors of the Company received a $300 fee for each meeting of the Company’s Board of Directors attended. Directors serving on a committee received a $200 fee for each committee meeting attended, except for the chairman of each committee, who received a $300 fee per meeting attended. All directors of the Company are also directors of the Bank and received a $400 fee for each meeting of the Bank’s Board of Directors attended. Directors serving on Bank committees received $100 fee for each committee meeting attended, except for the chairman of each committee, who received a $200 fee per meeting. In August 2004, each director received a grant of nonqualified stock options to acquire 2,000 shares of the Company’s Common Stock under the 2002 Stock Option Plan. The directors did not receive an option grant in 2005.
Employment and Change in Control Agreements
     The Company has entered into employment agreements with Harvey E. Zinn, Daniel S. Agnew and R. Darrell Brewer. Mr. Zinn’s agreement is for an initial term of three years and will automatically renew for a successive three-year term every three years thereafter unless it is terminated in accordance with its terms. Mr. Zinn’s agreement provides that if he is terminated without cause or resigns for good reason in connection with a change in control (including constructive termination), Mr. Zinn will be entitled to receive from the Company (i) a lump sum payment equal to three times his base salary at the highest rate earned by him at any time during the twelve (12) months immediately preceding the date of termination, plus three times the bonus paid to him during the twelve (12) months preceding the date of termination and (ii) continued participation in all health care coverage in which Mr. Zinn elected to participate during employment until the earlier of the expiration of three (3) years from the date of termination or until Mr. Zinn is entitled to health care coverage through Medicare or subsequent employment.
     The Company’s agreements with Mr. Agnew and Mr. Brewer are each for an initial term of two years and will automatically renew for a successive two-year term every two years thereafter unless terminated in accordance with their terms. The Company’s agreements with each of Mr. Agnew and Mr. Brewer provide that if they are terminated without cause or resigns for good reason in connection with a change in control (including constructive termination), they will be entitled to receive from us (i) a lump sum payment equal to two times the applicable executive’s base salary at the highest rate earned by him at any time during the twelve (12)

months immediately preceding the date of termination, plus three times the bonus paid to the applicable executive during the twelve (12) months preceding the date of termination and (ii) continued participation in all health care coverage in which the executed elected to participate during employment until the earlier of the expiration of three (3) years from the date of termination or until the executive is entitled to health care coverage through Medicare or subsequent employment.
     In the event that the employment agreements of Messrs. Zinn, Agnew or Brewer were terminated as of February 28, 2006 either without cause or in connection with a change in control, they would be entitled to receive aggregate cash payments of $1,142,769, $436,080 and $374,380, respectively. The employment agreements contain a non-compete restriction applicable only in the event of termination in connection with a change in control of the Company. Each of Mr. Zinn, Mr. Agnew and Mr. Brewer has the power to terminate his employment on thirty (30) days prior notice.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth as of February 28, 2006, the beneficial ownership of SNB Bancshares’ capital stock, which includes common stock and Class B stock by (1) each director and executive officer, (2) each person who is known by SNB Bancshares to beneficially own 5% or more of the common stock or Class B stock and (3) all directors and executive officers as a group. Each share of Class B stock is convertible into one share of common stock. Unless otherwise indicated, based on information furnished by such shareholders, management believes that each person has sole voting and investment power with respect to all shares beneficially owned by such person and the address of each shareholder, unless indicated otherwise, is the same as our address.

			Percentage			Percentage
	Number of Shares		Beneficially	Number of Shares		Beneficially
Name of Beneficial Owner	of Common Stock		Owned(1)	of Class B Stock		Owned(2)
Principal Shareholders:
1992 Morris Family Trust(3)	911,451		9.31%	476,805		18.00%
Caralisa Morris Simon Family Trust(4)	—		—	355,555		13.42
Westport Asset Management, Inc.(5)	1,079,293		11.03	—		—

Directors:
Wallace J. McKenzie	42,600	(6)	*	—		—
Stewart Morris	27,018	(7)	*	1,713,404	(8)	64.68
Richard D. Parker	1,600	(9)	*	1,000		*
Caralisa Morris Simon	1,048,090	(10)	10.71	833,360	(11)	31.46
Edmond S. Solymosy	2,600	(12)	*	—		—
James W. Stevens	133,600	(13)	1.37	—		—
Robert P. Viles, M.D.	37,900	(14)	*	—		—
Dan Wilford	6,600	(15)	*	—		—
Harvey E. Zinn	462,932	(16)	4.73	—		—

Executive Officers:
Daniel S. Agnews	19,800	(17)	*	—		—
R. Darrell Brewer	31,864	(18)	*	—		—
Harvey E. Zinn, Jr.	235,456	(19)	2.41	—		—
Directors and executive officers as a group (12 persons)	1,846,404		18.87%	2,547,764		96.18%

*	Indicates beneficial ownership of less than 1.0%.

(1)	The percentage of common stock beneficially owned was calculated based on 9,786,878 shares of common stock issued and outstanding as of February 28, 2006. The percentage assumes the exercise by the shareholder or group named in each row of all options for the purchase of common stock held by such shareholder or group and exercisable within 60 days.

(2)	The percentage of Class B stock beneficially owned was calculated based on 2,648,975 shares of Class B stock issued and outstanding as of February 28, 2006.

(3)	The trustees of this trust, Caralisa Morris Simon, Carlotta Barker and Stewart Morris, Jr., vote the shares held by the trust. The address of the 1992 Morris Family Trust is c/o Stewart Title Company, 1980 Post Oak Blvd., Houston, Texas 77056. Under SEC rules, the trust is also deemed to beneficially own 476,805 shares of common stock that may be acquired upon the conversion of the Class B stock owned by the trust presented in the table. These additional shares of common stock are not reflected in the common stock columns of the ownership table. If these shares were included, the percent of shares of common stock beneficially owned would be 13.53%.

(4)	Caralisa Morris Simon is the trustee of the Caralisa Morris Simon Family Trust and she votes all of the shares held by the trust. Under SEC rules, the trust is also deemed to beneficially own 355,555 shares of common stock that may be acquired upon the conversion of the Class B stock owned by the trust presented in the table. These additional shares of common stock are not reflected in the common stock columns of the ownership table. If these shares were included, the percent of shares of common stock beneficially owned would be 3.51%.

(5)	The information regarding beneficial ownership is included in reliance on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2006 by Westport Asset Management, Inc. Westport Asset Management, as an investment advisor, may be deemed to have beneficial ownership of the shares reflected in the table as of December 31, 2005. Westport Asset Management reported that it had shared dispositive power with respect to the shares reflected in the table and shared voting power with respect to 967,824 of such shares. According to the Schedule 13G, the shares reflected in the table are owned of record by clients of Westport Asset Management.

(6)	Includes 800 shares of common stock that may be acquired pursuant to the exercise of fully vested options.

(7)	Consists of 1,418 shares of common stock held of record and 25,600 shares of common stock that may be acquired pursuant to fully vested options. Under SEC rules, Mr. Morris is also deemed to beneficially own 1,713,404 shares of common stock that may be acquired upon the conversion of the Class B stock beneficially owned by Mr. Morris presented in the table. These additional shares of common stock are not reflected in the common stock columns of the ownership table. If these shares were included, the percent of shares of common stock beneficially owned would be 15.13%.

(8)	Includes 1,000 shares of Class B stock held of record by Mr. Morris’s spouse.

(9)	Includes 1,100 shares of common stock that may be acquired pursuant to fully vested options. Under SEC rules, Mr. Parker is also deemed to beneficially own 1,000 shares of common stock that may be acquired upon the conversion of the Class B stock owned by Mr. Parker presented in the table. These additional shares of common stock are not reflected in the common stock columns of the ownership table. If these shares were included, the percent of shares of common stock beneficially owned would be less than 1.0%.

(10)	Consists of 911,451 shares of common stock held of record by the 1992 Morris Family Trust, of which Ms. Simon is a trustee, 47,815 shares of common stock held of record by the Stewart Morris, Jr. Family Investment Trust, of which Ms. Simon is the trustee, 35,862 shares of common stock held of record by the Caralisa Morris Simon Revocable Trust, of which Ms. Simon is the trustee, 27,362 shares jointly owned by Ms. Simon and her spouse, and 25,600 shares of common stock that may be acquired pursuant to fully vested options. Under SEC rules, Ms. Simon is also deemed to beneficially own 833,360 shares of common stock that may be acquired upon the conversion of the Class B stock beneficially owned by Ms. Simon presented in the table. These additional shares of common stock are not reflected in the common stock columns of the ownership table. If these shares were included, the percent of shares of common stock beneficially owned would be 17.72%.

(11)	Consists of 476,805 shares of Class B stock held of record by the 1992 Morris Family Trust, of which Ms. Simon is a trustee, 355,555 shares of Class B stock held of record by the Caralisa Morris Simon Family Trust, of which Ms. Simon is the trustee, and 1,000 shares of Class B stock held directly.

(12)	Includes 1,600 shares of common stock that may be acquired pursuant to the exercise of fully vested options.

(13)	Includes 20,000 shares of common stock held of record by Brazoria County Abstract Company, in which Mr. Stevens is a partner, and 1,600 shares of common stock that may be acquired pursuant to the exercise of fully vested options.

(14)	Includes 1,600 shares of common stock that may be acquired pursuant to the exercise of fully vested options.

(15)	Includes 1,600 shares of common stock that may be acquired pursuant to the exercise of fully vested options.

(16)	Includes 203,656 shares of common stock owned of record by H. Zinn Limited Partnership, LP, of which Harvey E. Zinn is the general and limited partner, and 25,600 shares of common stock that may be acquired pursuant to the exercise of fully vested options. The shares held of record by the H. Zinn Limited Partnership, LP are also reported in this table by Harvey E. Zinn, Jr.

(17)	Consists of 19,800 shares of common stock that may be acquired pursuant to the exercise of fully vested options.

(18)	Includes 19,800 shares of common stock that may be acquired pursuant to fully vested options and 64 shares of common stock held of record by Mr. Brewer’s adult son. Mr. Brewer expressly disclaims beneficial ownership of the shares held of record by his son.

(19)	Includes 200 shares of common stock held of record by Harvey E. Zinn, Jr. as custodian for his minor son, 203,656 shares of common stock owned of record by H. Zinn Limited Partnership, LP, of which Harvey E. Zinn, Jr. is a limited partner, and 19,000 shares of common stock that may be acquired pursuant to fully vested options. The shares held of record by H. Zinn Limited Partnership, LP are also reported in this table by Harvey E. Zinn.
Securities Authorized for Issuance under Equity Compensation Plans
     The Company currently has one stock option plan, which was approved by the Company’s shareholders. The following table provides information as of December 31, 2005 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued upon		Compensation Plans
	Exercise of	Weighted Average	(Excluding
	Outstanding Options,	Exercise Price of	Securities Reflected
	Warrants and Rights	Outstanding Options	in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,254,900	$9.38	41,900
Equity compensation plans not approved by security holders	—	—	—

Total	1,254,900	$9.38	41,900
Item 13. Certain Relationships and Related Transactions
     Under Section 402 of the Sarbanes-Oxley Act of 2002, it is now unlawful for any company subject thereto to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that company. This prohibition does not apply to loans that were made on or prior to July 30, 2002, or certain types of loans described in Section 402 that are:
•	made available by a company in the ordinary course of a company’s consumer credit business;

•	of a type generally made available by such company to the public; and

•	made by a company on market terms, or terms that are no more favorable than those offered by such company to the general public.
     Section 402 also does not apply to loans by an insured depository institution, if the loan is subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act or the Federal Reserve’s Regulation O, as is the case with us.
     Some of the Company’s directors, executive officers and principal shareholders (i.e., those who own 10% or more of either class of the Company’s capital stock) and directors and executive officers of the Bank and certain of their affiliates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a 5% interest, are customers of the Bank. During 2005, the Bank made loans in the ordinary course of business to many of these directors and executive officers and the Company’s principal shareholders and certain of their affiliates, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons unaffiliated with our company and did not involve more than the normal risk of collectibility or present other unfavorable features. Therefore, the Company believes that all of these transactions comply with Section 402 of the Sarbanes-Oxley Act or have been made pursuant to a valid exception from Section 402 of the Sarbanes-Oxley Act. Loans to these directors and executive officers and the Company’s principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that extensions of credit by the Bank to such persons satisfy the foregoing standards. On December 31, 2005, all of such loans aggregated $745,000, which was approximately 0.67% of the Company’s Tier 1 capital.
     The Bank expects to have such transactions or transactions on a similar basis with its directors and executive officers and with the Company’s directors, executive officers and principal shareholders and their affiliates in the future.

Item 14. Principal Accounting Fees and Services
     The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2005 and 2004 by Deloitte & Touche LLP:

	2005	2004
Audit fees (1)	$590,319	$233,619
Audit related fees	—	—
Tax fees	—	—
All other fees (2)	$—	$198,221

(1)	Includes fees billed for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements and the audit of internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002.

(2)	Includes fees for assistance with securities filings other than periodic reports.
     The Audit Committee will consider, on a case-by-case basis, and approve, if appropriate, all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Schedules
     Reference is made to the consolidated financial statements, the reports thereon, the notes thereto and supplementary data commencing at page 58 of this Annual Report on Form 10-K. Set forth below is a list of such consolidated financial statements:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements
Financial Statement Schedules
     All supplemental schedules are omitted as inapplicable or because the required information is included in the consolidated financial statements or related notes.

Exhibits
     Each Exhibit marked with an asterisk is filed, other than Exhibits 32.1 and 32.2 which are furnished, with this Annual Report on Form
10-K.

Exhibit
Number(1)	Description

2.1	Agreement and Plan of Reorganization dated as of November 16, 2005 by and between Prosperity Bancshares, Inc. and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 17, 2005).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No.333-116366)).

4.1	Specimen Certificate Representing Shares of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.1†	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.2†	Employment Agreement between the Company and Harvey E. Zinn (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.3†	Employment Agreement between the Company and Daniel S. Agnew (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.4†	Employment Agreement between the Company and R. Darrell Brewer (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SNB BANCSHARES, INC.
By:	/s/ Harvey Zinn
Harvey Zinn
President and Chief Executive Officer

Date: March 16, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stewart Morris	Senior Chairman of the Board	March 16, 2006

Stewart Morris

/s/ Caralisa Morris Simon	Chairman of the Board	March 16, 2006

Caralisa Morris Simon

/s/ Harvey E. Zinn	President and Chief Executive Officer	March 16, 2006

Harvey E. Zinn	and Director (principal executive officer)

/s/ R. Darrell Brewer	Treasurer and Chief Financial Officer	March 16, 2006

R. Darrell Brewer	(principal financial officer and
principal accounting officer

/s/ Wallace J. McKenzie	Director	March 16, 2006

Wallace J. McKenzie

/s/ Richard D. Parker	Director	March 16, 2006

Richard D. Parker

/s/ Edmond S. Solymosy	Director	March 16, 2006

Edmond S. Solymosy

/s/ James W. Stevens	Director	March 16, 2006

James W. Stevens

/s/ Robert Viles, M.D.	Director	March 16, 2006

Robert Viles, M.D.

/s/ Dan Wilford	Director	March 16, 2006

Dan Wilford

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SNB Bancshares, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of SNB Bancshares, Inc.
Sugar Land, Texas
We have audited the accompanying consolidated balance sheets of SNB Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, shareholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of SNB Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 15, 2006

SNB BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents (Note 2)	$58,073	$21,235
Federal funds sold	17,495	—
Available for sale securities (Note 3), at fair value (amortized cost of $168,038 and $481,793 at December 31, 2005 and 2004, respectively)	166,649	475,155
Held to maturity securities (Note 3), at amortized cost (fair value of $98,806 and $13,493 at December 31, 2005 and 2004, respectively)	99,862	13,368
Loans held for sale, at fair value	37,613	—
Loans (Notes 4 and 5)	615,204	598,292

Total loans	652,817	598,292
Less allowance for loan losses (Note 6)	(6,965)	(8,121)

Net loans	645,852	590,171

Premises and equipment — Net (Note 7)	22,138	16,137
Accrued interest receivable	3,827	4,485
Other assets, net	11,440	9,537

TOTAL	$1,025,336	$1,130,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$152,725	$110,858
Interest-bearing (Note 8)	739,225	757,528

Total deposits	891,950	868,386
Other borrowings (Note 9)	15,500	132,900
Accrued interest payable	2,824	2,724
Junior subordinated debentures (Note 17)	30,930	38,250
Other liabilities	1,621	1,427

Total liabilities	942,825	1,043,687

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS’ EQUITY (Notes 11 and 16):
Preferred stock, $0.01 par value — 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value — 50,000,000 shares authorized, 9,784,378 and 9,753,612 shares issued and outstanding at December 31, 2005 and 2004, respectively	98	98
Class B stock, $0.01 par value — 3,216,781 shares authorized, 2,651,475 and 2,679,041 shares issued and outstanding at December 31, 2005 and 2004, respectively	27	27
Capital surplus	66,197	66,173
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities — net of taxes (Note 3)	(917)	(4,315)
Retained earnings	17,106	24,418

Total shareholders’ equity	82,511	86,401

TOTAL	$1,025,336	$1,130,088

See notes to consolidated financial statements.

SNB BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share
	amounts)
INTEREST INCOME:
Loans-including fees	$44,134	$30,770	$24,200
Securities:
Taxable	15,070	15,527	8,904
Nontaxable	714	202	96
Federal funds sold and earning deposits	224	154	38

Total interest income	60,142	46,653	33,238

INTEREST EXPENSE:
Demand deposits	7,709	4,514	2,757
Certificates and other time deposits	11,044	9,041	6,753
Other borrowings	8,617	4,451	2,549

Total interest expense	27,370	18,006	12,059

NET INTEREST INCOME	32,772	28,647	21,179
PROVISION FOR LOAN LOSSES	10,351	2,950	2,821

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,421	25,697	18,358

NONINTEREST INCOME:
Service charges on deposit accounts	889	786	873
Gains on sales of securities-net	128	700	880
Impairment write-down of securities	(13,777)	—	—
Other	769	634	556

Total noninterest income (loss)	(11,991)	2,120	2,309

NONINTEREST EXPENSE:
Salaries and employee benefits	11,850	11,365	9,328
Net occupancy expense	2,132	1,862	1,725
Data processing	1,739	1,218	1,163
Legal and professional fees	1,483	653	571
FDIC deposit insurance premium	116	115	83
Other	4,188	3,608	2,619

Total noninterest expense	21,508	18,821	15,489

EARNINGS (LOSS) BEFORE INCOME TAXES	(11,078)	8,996	5,178
PROVISION (BENEFIT) FOR INCOME TAXES	(3,766)	3,049	1,761

NET EARNINGS (LOSS)	$(7,312)	$5,947	$3,417

EARNINGS (LOSS) PER SHARE:
Basic	$(0.59)	$0.67	$0.49
Diluted	$(0.59)	$0.65	$0.48
See notes to consolidated financial statements.

SNB BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				Other
				Comprehensive		Total
	Common	Class B	Capital	Income	Retained	Shareholders’
	Stock	Stock	Surplus	(Loss)	Earnings	Equity
	(In thousands, except share data)
BALANCE — December 31, 2002	$37	$33	$13,974	$1,331	$15,054	$30,429
Change in unrealized gain (loss) on available-for-sale securities — net				(2,499)		(2,499)
Less reclassification adjustment for gains included in net earnings — net of tax				(580)		(580)
Net Earnings					3,417	3,417

Total comprehensive income (Note 1)						338

Conversion of 47,645 shares of Class B stock into 47,645 shares of common stock	—	—				—

BALANCE — December 31, 2003	37	33	13,974	(1,748)	18,471	30,767
Change in unrealized gain (loss) on available-for-sale securities — net				(2,105)		(2,105)
Less reclassification adjustment for gains included in net earnings — net of tax				(462)		(462)
Net Earnings					5,947	5,947

Total comprehensive income (Note 1)						3,380

Conversion of 610,425 shares of Class B stock into 610,425 shares of common stock	6	(6)				—
Issuance of 5,438,664 shares of common stock	55		52,199			52,254

BALANCE — December 31, 2004	98	27	66,173	(4,315)	24,418	86,401
Change in unrealized gain (loss) on available-for-sale securities — net				(5,610)		(5,610)
Less reclassification adjustment for losses included in net earnings — net of tax				9,008		9,008
Net Loss					(7,312)	(7,312)

Total comprehensive income (Note 1)						(3,914)

Conversion of 27,566 shares of Class B stock into 27,566 shares of common stock	—	—				—
Issuance of 3,200 shares of common stock	—		16			16
Tax benefit related to exercise of stock options			8			8

BALANCE — December 31, 2005	$98	$27	$66,197	$(917)	$17,106	$82,511

See notes to consolidated financial statements.

SNB BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(7,312)	$5,947	$3,417
Adjustments to reconcile net earnings to net cash provided by operating activities: Depreciation and amortization	1,456	1,293	1,416
Provision for loan losses	10,351	2,950	2,815
Amortization and accretion of premiums and discounts on investment securities — net	486	841	1,682
Gain on sales of securities — net	(128)	(700)	(880)
Impairment write-down of securities	13,777	—	—
Tax benefit related to exercise of stock options	8	—	—
Loss on sale of real estate acquired by foreclosure	2	88	—
Decrease (increase) in accrued interest receivable	658	(985)	(1,522)
Increase in other assets	(3,293)	(1,088)	(6,151)
Increase in accrued interest payable	100	635	402
Increase (decrease) in other liabilities	194	463	(442)

Net cash provided by operating activities	16,299	9,444	737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(97,903)	(13,517)	—
Purchases of available-for-sale securities	(76,975)	(296,100)	(582,641)
Proceeds from sales of available-for-sale securities	339,038	188,250	282,874
Proceeds from maturities, calls or principal repayments of investment securities	48,966	41,334	59,854
Proceeds from sales of real estate acquired by foreclosure	893	1,578	—
Net increase in loans	(67,584)	(177,588)	(83,572)
Decrease (increase) in federal funds sold	(17,495)	3,195	—
Purchase of bank premises and equipment	(7,261)	(5,058)	(1,534)

Net cash provided by (used in) investing activities	121.679	(257,906)	(325,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,564	134,415	207,800
Net increase (decrease) in other borrowings	(117,400)	55,100	70,220
Issuance of junior subordinated debentures, net	—	—	30,000
Repayment of junior subordinated debentures	(7,320)	—	—
Proceeds from sale of common stock	16	52,254	—

Net cash provided by (used in) financing activities	(101,140)	241,769	308,020

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,838	(6,693)	(16,262)
CASH AND EQUIVALENTS — Beginning of year	21,235	27,928	44,190

CASH AND EQUIVALENTS — End of period	$58,073	$21,235	$27,928

SUPPLEMENTAL DISCLOSURES:
Interest paid	$27,270	$17,371	$11,610
Income taxes paid	701	4,193	3,079
Other real estate owned acquired through foreclosure	1,552	3,296	40
See notes to consolidated financial statements.

SNB BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
1. Organization, Nature of Operations and Summary of Significant Accounting and Reporting Policies
     Organization — SNB Bancshares, Inc. (the “Parent”) and its subsidiary Southern National Bank of Texas (the “Bank”) provide retail and commercial banking services. The Bank was incorporated on January 10, 1985 as a commercial bank. The Bank provides a broad line of financial products and services to small to medium-sized businesses and consumers through its five community banking offices in southwest Houston, Sugar Land, Katy and Richmond, Texas.
     Nature of Operations — The Bank is a full-service commercial/community bank offering real estate lending, consumer lending and commercial lending, primarily to small to medium-sized businesses, families and individuals. The Bank accepts deposits, which include noninterest-bearing checking, savings, money market and certificates of deposit.
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
     Loans held for sale represent loans previously held for investment which were reclassified as loans held for sale and were adjusted to the lower of cost or estimated fair value, resulting in charge-offs to our allowance for loan losses account. Subsequent decreases in estimated fair value as a result of deterioration of the related credit or changes in interest rates will be recognized through a valuation allowance by charges to operations.
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
     Real Estate Acquired by Foreclosure — Real estate acquired by foreclosure is recorded at fair value less costs to sell. Any adjustments to reflect declines in value below the recorded amounts are recognized as a valuation allowance. Increases or decreases in the valuation allowance are charged or credited to income. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expenses. Real estate acquired by foreclosure at December 31, 2005 and 2004 was approximately $1.3 million and $1.3 million, respectively.
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
     Recent Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R was effective for the Company on January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application “(modified prospective application”.) Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $201 thousand beginning in the first quarter of 2006 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period for adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
     American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, which may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of SOP 03-03 on January 1, 2005 did not have a material impact on the Company’s financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” This new standard eliminates the requirement in Accounting Principles Board, or “APB,” Opinion No. 20 to include the cumulative effect of a change in accounting principle in the consolidated statement of income in the period of change and requires retrospective application to the financial statements of prior periods. This standard does not change the guidance in APB Opinion No. 20 related to reporting corrections of errors in previously issued financial statements or changes in accounting estimates. The Company adopted the new standard on January 1, 2006, and does not expect the adoption of the new standard to have a significant impact on its consolidated financial position or results of operations.
     In November 2005, the FASB issued FSP No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

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
     Statements of Cash Flows — Cash equivalents include cash and due from banks. Federal funds sold are treated as investments.
     Reclassifications — Certain reclassifications have been made to previously reported amounts to conform them to the current presentation. Certain expenses items have been reclassified to net occupancy expense which were previously included in other noninterest expense.
     Comprehensive Income — Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of shareholders’ equity.
     Stock-Based Compensation — The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method of accounting, as permitted, and discloses pro forma information as if accounted for using the fair value-based method as prescribed by accounting principles. Because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted for the years ended December 31, 2005, 2004 and 2003.
     However, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. See Recent Accounting Standards in this note for additional information.
     If compensation cost for the Company’s stock-based compensation plan had been determined on the fair value method at the grant dates for awards, there would have been no material impact on the Company’s reported net earnings or earnings per share. Pro forma information regarding net earnings and earnings per share is required under accounting principles and has been determined as if the Company accounted for its employee stock option plan under the fair value method. The fair value of options was estimated using a Black-Scholes option pricing model. Because employee stock options have differing characteristics and changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes valuation model does not necessarily provide a reliable measure of the fair value of employee stock options. The following table shows information related to stock-based compensation in both the reported and pro forma earnings per share amounts (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net earnings (loss) as reported	$(7,312)	$5,947	$3,417
Less total stock-based employee compensation expense determined under the fair value based method — net of related tax effects	573	254	60

	$(7,885)	$5,693	$3,357

Earnings (loss) per share:
Basic:
As reported	$(0.59)	$0.67	$0.49
Pro forma	(0.63)	0.64	0.48
Diluted:
As reported	$(0.59)	$0.65	$0.48
Pro forma	(0.63)	0.62	0.47

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

	For the Years Ended December 31,
	2005	2004	2003
Net earnings (loss)	$(7,312)	$5,947	$3,417
Basic:
Weighted average shares outstanding	12,435	8,899	6,994

Basic earnings (loss) per share	$(0.59)	$0.67	$0.49

Diluted:
Weighted average shares outstanding	12,435	8,899	6,994
Potentially dilutive shares from options	—	261	169

Weighted average shares and potentially dilutive shares outstanding	12,435	9,160	7,163

Diluted earnings (loss) per share	$(0.59)	$0.65	$0.48

The following table summarizes the potential shares that were excluded from diluted earnings per share, because the effect of including these potential shares would be antidilutive:

	For the Years Ended December 31,
	2005	2004	2003
Stock options	285	—	—
2. Restricted Cash Balances
     The Bank is required to maintain average reserve balances either internally or on deposit with the Federal Reserve Bank. The required daily reserve balances were approximately $2.7 million and $1.5 million of December 31, 2005 and 2004, respectively.
3. Securities
     The amortized cost and fair value of investment securities at December 31, 2005 and 2004 are as follows (in thousands):

	As of December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. government agency securities	$74,559	$—	$(335)	$74,224
Mortgage-backed securities	42,897	57	(196)	42,758
Collateralized mortgage obligations	36,248	—	(814)	35,434
Obligations of state and political subdivisions	3,556	35	(46)	3,545
Other securities	10,778	43	(133)	10,688

Total	$168,038	$135	$(1,524)	$166,649

Held-to-Maturity:
Mortgage-backed securities	$39,369	$—	$(477)	$38,892
Collateralized mortgage obligations	43,139	—	(561)	42,578
Obligations of state and political subdivisions	17,354	176	(194)	17,336

Total	$99,862	$176	$(1,232)	$98,806

	As of December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. government agency securities	$278,972	$6	$(4,220)	$274,758
Mortgage-backed securities	101,320	250	(1,682)	99,888
Collateralized mortgage obligations	78,627	4	(1,031)	77,600
Obligations of state and political subdivisions	2,630	44	(16)	2,658
Other securities	20,244	63	(56)	20,251

Total	$481,793	$367	$(7,005)	$475,155

Held-to-Maturity:
Collateralized mortgage obligations	$5,275	$—	$(14)	$5,261
Obligations of state and political subdivisions	8,093	146	(7)	8,232

Total	$13,368	$146	$(21)	$13,493

     Included in Other securities above is the Company’s investment in Federal Reserve Bank and Federal Home Loan Bank stock of $4.8 million and $14.4 million at December 31, 2005 and 2004, respectively. The carrying value of Federal Reserve Bank and Federal Home Loan Bank stock approximates fair value based on the respective redemption provisions of the Federal Reserve Bank and the Federal Home Loan Bank.
     On a quarterly basis, the Company evaluates its securities portfolio for other than temporary impairment. Each investment, which has an indicative market value less than the book value is reviewed by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is “other than temporary:” (1) the length of time and extent to which the market value has been less than book value; (2) the financial condition and near-term prospects of the issuer; or (3) our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that the Company considers in determining intent and ability is a review of its capital adequacy, interest rate risk profile and liquidity. An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary.
     Declines in the fair value of individual securities below their cost that are other-than-temporary result in write-downs, as a realized loss, of the individual securities to their fair value. Accordingly, during March and December 2005, as the result of management’s decision to restructure a portion of the available-for-sale securities portfolio, the Company recognized $13.8 million impairment write-down losses to adjust the carrying value of the approximately $374.0 million in securities identified for sale to their fair value. For further information regarding the restructuring, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Securities.”
     Management believes that based upon the credit quality of the securities, only the unrealized losses on securities identified for sale are considered other-than-temporary at December 31, 2005. An analysis of gross unrealized losses and fair value of securities for which no other than temporary impairments have not been recognized, segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 is as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-Sale:
U.S. Treasury/Agency securities	$66,448	$(192)	$3,851	$(143)	$70,299	$(335)
Mortgage-backed securities	5,230	(32)	6,127	(164)	11,357	(196)
Collateralized mortgage obligations	3,199	(75)	24,432	(739)	27,631	(814)
Obligations of state and political subdivisions	1,058	(1)	1,344	(45)	2,402	(46)
Other securities	249	(1)	3,164	(132)	3,413	(133)

Total	$76,184	$(301)	$38,918	$(1,223)	$115,102	$(1,524)

Held-to-Maturity:
Mortgage-backed securities	$38,891	$(477)	$—	$—	$38,891	$(477)
Collateralized mortgage obligations	38,232	(448)	4,346	(113)	42,578	(561)
Obligations of state and political subdivisions	9,231	(194)	—	—	9,231	(194)

Total	$86,354	$(1,119)	$4,346	$(113)	$90,700	$(1,232)

     The amortized cost and fair value of securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	As of December 31, 2005
	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$39,806	$39,795	$—	$—
Due after one year through five years	29,782	29,599	—	—
Due after five years through ten years	6,994	6,824	692	685
Due after ten years	1,533	1,551	16,662	16,651

Subtotal	78,115	77,769	17,354	17,336
Mortgage-backed securities and collateralized mortgage obligations	79,145	78,192	82,508	81,470
Other securities	10,778	10,688	—	—

Total	$168,038	$166,649	$99,862	$98,806

     The Company did not own any securities of any one issuer (other than the U.S. government and its agencies) of which aggregate-adjusted cost exceeded 10% of shareholders’ equity at December 31, 2005.
     Proceeds from sales and calls of available-for-sale securities during 2005 and 2004 were $339.0 million and $188.2 million, respectively. Gross gains of $128 thousand and $700 thousand, respectively, and gross losses of $13.8 million and $0, respectively, were realized on these sales during 2005 and 2004.
     Investment securities with amortized costs of $234.5 million and $355.5 million and fair values of $230.9 million and $349.8 million at December 31, 2005 and 2004, respectively, were pledged to collateralize public deposits and Federal Home Loan Bank advances (see Note 9) and for other purposes required or permitted by law.
4. Loans
     The loan portfolio consists of the various types of loans made principally to borrowers located in Harris County and Fort Bend County, Texas, and is classified by major type as follows (in thousands):

	As of December 31,
	2005	2004
Loans held for sale, at fair value:
Business and industrial	$6,407	$—
Real estate:
Construction and land development	7,704	—
Residential mortgages	11,310	—
Commercial mortgages	12,024	—
Consumer	168	—

Total loans held for sale	37,613	—

Loans held for investment:
Business and industrial	73,473	70,101
Real estate:
Construction and land development	137,348	123,655
Residential mortgages	107,844	126,200
Commercial mortgages	284,521	267,158
Consumer	13,413	12,592
Other	229	227

Total loans held for investment	616,828	599,933

Gross loans	654,441	599,933
Less unearned discounts and fees	(1,624)	(1,641)

Total loans	$652,817	$598,292

     The Company is principally engaged in providing commercial real estate loans which amortize over 15-25 years and generally reprice within five to seven years and short-term commercial loans with interest rates that fluctuate with various market indices. These loans are primarily funded through short-term demand deposits and somewhat longer-term certificates of deposit with variable and fixed rates. The real estate mortgage loans are more sensitive to interest rate risk than the commercial loans because the majority of real estate mortgage loans have fixed rates and longer-maturity characteristics.
     At December 31, 2005 and 2004, the recorded investment in impaired loans was $8.9 million and $1.5 million, respectively. SFAS No. 114 allowances were required for $51 thousand and $755 thousand, respectively, of the recorded investment in impaired loans.
     The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $7.2 million and $2.1 million, respectively. The Company recognized no interest income on these impaired loans in the years 2005 and 2004.
     Contractual maturities ranges of the loan portfolio and the amount of such loans with predetermined interest rates and floating interest rates in each maturity range at December 31, 2005 are as follows (in thousands):

	As of December 31, 2005
		After One
	One Year	through	After Five
	or Less	Five Years	Years	Total
Business and industrial	$39,096	$28,933	$5,444	$73,473
Real estate:
Construction and land development	53,024	63,728	20,596	137,348
Residential mortgages	7,063	69,202	31,579	107,844
Commercial mortgages	14,261	217,226	53,034	284,521
Consumer and other	5,061	8,369	212	13,642
Held for sale, at fair value	11,826	16,735	9,052	37,613

Total	$130,331	$404,193	$119,917	$654,441

Loans with a predetermined interest rate	$29,597	$219,833	$74,715	$322,145
Loans with a floating interest rate	100,734	185,360	46,202	332,296

Total	$130,331	$404,193	$119,917	$654,441

     As of December 31, 2005 and 2004, loans outstanding to directors, officers and their affiliates are presented below. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are made on the same terms and conditions as similar transactions with unaffiliated persons.
     An analysis of activity with respect to these related-party loans is as follows (in thousands):

	December 31,
	2005	2004
Balance — beginning of period	$864	$1,048
New loans including renewals and extensions	23	490
Repayments/reductions/transfers	(142)	(674)

Balance — end of period	$745	$864

5. Nonaccrual, Past Due and Restructured Loans
     The following table presents information relating to nonaccrual, past due and restructured loans (in thousands):

	As of December 31,
	2005	2004
Nonaccrual loans	$8,881	$1,489
Accruing loans past due 90 days or more	—	62
Restructured loans	1,365	1,917

Total nonperforming loans	$10,246	$3,468

     Approximately $41 thousand of the $10.2 million in total nonperforming loans as of December 31, 2005 were carried in loans held for investment.

     With respect to the total nonperforming loans, the following table presents interest income that would have been earned under the original terms of the loans (in thousands):

	December 31,
	2005	2004	2003
Foregone income	$576	$65	$258
6. Allowance for Loan Losses
     An analysis of activity in the allowance for loan losses is as follows (in thousands):

	For the Years Ended
	December 31,
	2005	2004
Balance — beginning of period	$8,121	$5,650
Provision charged to operations	10,351	2,950
Charged off to adjust loans held for sale to fair value	(10,584)	—
Loans charged off	(1,049)	(614)
Loan recoveries	126	135

Balance — end of period	$6,965	$8,121

7. Premises and Equipment
     Premises and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Building and improvements	$14,877	$8,907
Furniture, fixtures and equipment	8,244	6,615
Leasehold improvements	781	435
Automobiles	79	58
Land	4,624	4,624
Construction-in-process	1,051	2,186

Total	29,656	22,825
Accumulated depreciation	(7,518)	(6,688)

Premises and equipment — net	$22,138	$16,137

     Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1.1 million, $1.0 million and $1.1 million, respectively.
     The Company also recognized amortization expense of $326 thousand, $279 thousand and $330 thousand for the years ended December 31, 2005, 2004 and 2003, respectively, related to capitalized computer software. Capitalized computer software of $3.2 million and $3.0 million is included in other assets on the Company’s balance sheets at December 31, 2005 and 2004, respectively.
8. Interest-Bearing Deposits
     Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities are as follows (in thousands):

December 31, 2005
Three months or less	$88,138
Over three months through six months	30,463
Over six months through one year	44,962
Over one year through two years	11,830
Over two years through three years	1,834
Over three years through four years	939
Over four years through five years	18,788
Over five years	—

Total	$196,954

     Interest expense for certificates of deposit in excess of $100,000 was $8.2 million, $6.4 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     The Company had brokered deposits of $4.8 million at December 31, 2005 and $46.8 million at December 31, 2004. Deposits of public funds of $291.0 million and $282.3 million at December 31, 2005 and 2004, respectively, represented concentrations of deposits.
9. Other Borrowings
     Other borrowings comprised the following (in thousands):

	December 31,
	2005	2004
FHLB Purchased Overnight	$15,000	$57,400
FHLB Long Term Borrowing	—	75,000
Treasury, Tax and Loan (“TT&L”) Note Option	500	500

Total	$15,500	$132,900

     FHLB Purchased Overnight and Long Term Borrowings — The Bank has borrowed amounts overnight and long term from the FHLB as needed to cover its daily operations. The interest on the overnight borrowing varies daily, based on the Federal Fund rate and fund availability. The long term borrowing accrued interest at a rate of three-month LIBOR minus one basis point (4.38% at December 28, 2005) and was scheduled to mature on August 24, 2007. During 2005 the Company initiated a plan to reposition the Company’s balance sheet by selling approximately $374.0 million in low-yielding investment securities and utilizing the majority of the proceeds to de-leverage the Company’s borrowing position. As part of this plan, the Company paid off the $75.0 million long-term borrowing in December 2005 and incurred a prepayment penalty of approximately $345 thousand before tax. The borrowings are collateralized by investment securities, not pledged to public deposits, which are held in safekeeping at the FHLB and by a blanket lien on certain classes of loans of the Bank.
     TT&L Note Option — The TT&L note is payable on demand and bears interest at variable rates. The note is collateralized by certain securities pledged to the Federal Reserve Bank.
10. Income Taxes
     The components of the provision for federal income taxes are as follows (in thousands):

	December 31,
	2005	2004	2003
Current expense (benefit)	$(18)	$4,397	$2,353
Deferred benefit	$(3,748)	$(1,348)	$(592)

Total	$(3,766)	$3,049	$1,761

     Deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,368	$2,805
Valuation loss on securities held for sale	496	—
Valuation loss on loans held for sale	3,588	—
Deferral of loan origination income	552	575
Unrealized loss on available for sale securities	472	2,323
Accrued bonus	—	213
Net operating loss and contributions carryforward	204	—
Other	281	218

Total deferred tax assets	7,961	6,134

Deferred tax liabilities:
Depreciable assets	(267)	(271)
FHLB and FRB stock dividends	(35)	(100)

Total deferred tax liabilities	(302)	(371)

Net deferred tax assets	$7,659	$5,763

     The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows (in thousands):

	December 31,
	2005	2004
Taxes calculated at statutory rate	$(3,766)	$3,059
Increase (decrease) resulting from:
Tax-exempt interest	(243)	(70)
Interest expense limitation	129	25
Other — net	114	35

Total	$(3,766)	$3,049

11. Shareholders’ Equity
     Common Stock — In August 2004, the Company completed its initial public offering of its common stock (par value $0.01 per share), selling 5,436,364 shares at $10.50 per share. Net proceeds, after deducting underwriting discounts and fees of $4.0 million and offering expenses of $842 thousand, in the amount of $52.2 million were credited to shareholders’ equity.
     In June 2002, the Company completed a private offering of common stock, selling 2,820,000 shares at $5.00 per share. Net proceeds, after deducting offering expenses of $98 thousand, in the amount of $14.0 million were credited to shareholders’ equity.
     Stock Options — In March 2002, the shareholders of the Company approved a Stock Option Plan which provides for the grant of stock options as incentives and rewards for employees and directors of the Company. In June 2004, the Stock Option Plan was amended to increase the number of shares of common stock issuable thereunder to 1,300,000 shares of common stock. The exercise price of the outstanding options is the fair market value of the shares of common stock at the date of grant and the outstanding options vest ratably over a 5-year period. The Stock Option Plan expires November 21, 2012. At December 31, 2005 and 2004, options to purchase 1,254,900 and 1,265,700 shares, respectively, were outstanding.
     A summary of changes in outstanding options is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Shares under option — beginning of year	1,265,700	$9.32	340,500	$5.00	363,000	$5.00
Shares granted	25,000	12.06	945,500	10.82	—	—
Shares forfeited	(32,600)	9.37	(18,000)	6.94	(22,500)	5.00
Shares exercised	(3,200)	5.00	(2,300)	5.00	—	—

Shares under option — end of period	1,254,900	9.38	1,265,700	9.32	340,500	5.00

Shares exercisable — end of period	370,100	7.88	132,400	5.00	68,100	5.00
Weighted average fair value of options granted during the year		$10.01		$4.57		—

Remaining authorized shares under approved plan — end of year	39,600		32,000		159,500
     The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003	2002
Expected life (years)	9	7	—	7
Risk free interest rate	4.18%	4.23%	—	4.19%
Volatility	81.90%	31.00%	—	31.00%
Dividend yield	0.00%	0.00%	—	0.00%

     The following table presents information relating to the Company’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise	Remaining	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Years	Exercisable	Price
$5.00	314,900	$5.00	6.9	187,100	$5.00
$10.82	915,000	10.82	8.6	183,000	10.82
$12.06	25,000	12.06	9.1	—	N/A
12. Employee 401(k) Savings Plan
     The Company offers a 401(k) plan to employees after 90 days of tenure. The Company pays all costs of administering the plan. The Company matches 100% of the first 6% of compensation deferred by each participant. The Company contributed $379 thousand, $341 thousand and $297 thousand during the years ended December 31, 2005, 2004 and 2003, respectively.
13. Commitments and Contingencies
     Leases — A summary of noncancellable future operating lease commitments as of December 31, 2005 is as follows (in thousands):

2006	$244
2007	210
2008	192
2009	173
2010	106
Thereafter	329

Total	$1,254

     Rent expense under all aggregated noncancellable operating lease obligations was $225 thousand, $227 thousand, and $186 thousand for 2005, 2004 and 2003, respectively.
     It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment. The Company has leased a branch facility from a company in which one of the Company’s directors/officers is a shareholder. Annual rental expense under this lease was $63 thousand, $63 thousand and $60 thousand for 2005, 2004 and 2003, respectively.
     Building Contracts — In May 2004, the Company executed contacts to construct an administrative building for approximately $5.0 million. Payments under the contracts aggregating $2.0 million and $2.6 million were made in 2004 and 2005, respectively. The Company anticipates that the remaining costs will be paid in 2006.
     In July 2005, the Company executed contracts to construct a de novo branch located in Cinco Ranch for approximately $1.7 million. Payments under the contracts aggregating $700 thousand were made in 2005. The Company anticipates that the remaining costs will be paid in 2006.
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
     Loans Held for Sale — The fair value of loans held for sale is estimated by management on an individual loan basis, taking into account the financial position and cash flow of the related borrower as well as the estimated value of any underlying collateral. Additionally, management estimated percentage of sale proceeds to book value derived from sale of loans to third party purchasers.
     Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.
     Junior Subordinated Debentures — The fair value of junior subordinated debentures is estimated by discounting the future cash flows using the characteristics of the instruments.
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
     The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$75,568	$75,568	$21,235	$21,235
Investment securities	266,511	265,122	488,523	488,648
Loans held for sale	37,613	37,664	—	—
Loans	615,204	602,285	598,292	599,836
Less allowance for loan losses	(6,965)	(6,965)	(8,121)	(8,121)

Total	$987,931	$973,674	$1,099,929	$1,101,598

Financial liabilities:
Deposits	$891,950	$893,986	$868,386	$867,820
Junior subordinated debentures	30,930	34,446	38,250	38,521
Other borrowings	15,500	15,493	132,900	132,880

Total	$938,380	$943,925	$1,039,536	$1,039,221

     The fair value estimates are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since that date, and therefore current estimates of fair value may differ from the amounts presented.
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

     The following is a summary of the various financial instruments entered into by the Company as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$123,442	$97,325
Standby letters of credit	2,118	2,113
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.
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
     To meet the capital adequacy requirements, the Company must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.
     As of December 31, 2005, the most recent notification from the OCC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

     The following is a summary of the Company’s and Bank’s capital ratios at, December 31, 2005 and 2004 (dollars in thousands):

					Minimum Required
					To be Categorized
					as Well-Capitalized
			Minimum Required		under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED*:
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$120,501	16.77%	$57,489	8.00%
Tier I Capital (to Risk-Weighted Assets)	111,381	15.50	28,745	4.00
Tier I Capital (to Total Assets)	111,381	9.95	44,770	4.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$136,756	19.86%	$55,091	8.00%
Tier I Capital (to Risk-Weighted Assets)	122,049	17.72	27,545	4.00
Tier I Capital (to Total Assets)	122,049	10.87	44,913	4.00
BANK:
As of December 31, 2005
Total Capital (to Risk-Weighted Assets)	$113,076	15.74%	$57,474	8.00%	$71,843	10.00%
Tier I Capital (to Risk-Weighted Assets)	106,111	14.77	28,737	4.00	43,106	6.00
Tier I Capital (to Total Assets)	106,111	9.49	44,717	4.00	55,896	5.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets)	$119,017	17.35%	$54,881	8.00%	$68,601	10.00%
Tier I Capital (to Risk-Weighted Assets)	110,896	16.17	27,440	4.00	41,161	6.00
Tier I Capital (to Total Assets)	110,896	9.89	44,854	4.00	56,068	5.00

*	At December 31, 2005 and December 31, 2004, Tier I Capital (for purposes of determining the Tier I Capital to Total Assets ratio and the Tier I Capital to Risk-Weighted Assets ratio) includes a portion of the trust preferred securities as allowed by regulatory capital guidelines. Trust Preferred Securities amounts not included in Tier I Capital are included in Tier II Capital for purposes of determining the Total Capital to Risk-Weighted Assets ratio.
     The Bank is subject to limitations on the amount of dividends it may pay. At December 31, 2005, an aggregate of $4.8 million was available for payment of dividends by the Bank to the Parent. At December 31, 2005, in order to remain adequately capitalized, the Parent is limited to the payment of $63.0 million in dividends.

17. Junior Subordinated Debentures
     On December 6, 2005, the Company redeemed the 10.20% junior subordinated debentures totaling $7.3 million payable to SNB Capital Trust I and in turn, SNB Capital Trust I redeemed its trust preferred securities outstanding totaling $7.1 million and its common securities. As of December 31, 2005, the Company had three issues of junior subordinated debentures outstanding totaling $30.9 million and as of December 31, 2004, the Company had four issues of junior subordinated debentures outstanding totaling $38.3 million, as follows (dollars in thousands):

		Trust	Trust				Junior	Junior
		Preferred	Preferred				Subordinated	Subordinated
		Securities	Securities	Interest		Interest	Debt Owed	Debt Owed	Final
	Issuance and	Outstanding	Outstanding	Rate at	Fixed/	Rate	to Trusts	to Trusts	Maturity
Description	Call Dates(1)	12/31/05	12/31/04	12/31/05	Adjustable	Basis	12/31/05	12/31/04	Date
SNB Capital Trust I	12/6/2000	$—	$7,098	—%	Fixed	N/A	$—	$7,320	12/6/2030
SNB Statutory Trust II	3/26/2003	10,000	10,000	7.67%	Adjustable	3 mo	10,310	10,310	3/26/2033
					Quarterly	LIBOR +
						3.15%
SNB Capital Trust III	3/27/2003	10,000	10,000	7.30%	Adjustable	3 mo	10,310	10,310	3/27/2033
					Quarterly	LIBOR +
						3.15%
SNB Capital Trust IV	9/25/2003	10,000	10,000	7.53%	Adjustable	3 mo	10,310	10,310	9/25/2033
					Quarterly	LIBOR +
						3.00%

(1)	Each issue of junior subordinated debentures is callable by us after five years from the issuance date.
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

18. Parent Company Only Financial Statements
SNB BANCSHARES, INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash and cash equivalents	$6,765	$17,369
Investment in subsidiaries	106,258	107,822
Accrued interest receivable	6	26
Other assets	619	347

TOTAL	$113,648	$125,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Junior subordinated debentures	$30,930	$38,250
Accrued interest payable	195	858
Other liabilities	12	55

Total liabilities	31,137	39,163

SHAREHOLDERS’ EQUITY
Capital stock	125	125
Capital surplus	66,197	66,173
Accumulated other comprehensive income (loss) — net unrealized losses on available-for-sale securities — net of taxes	(917)	(4,315)
Retained earnings	17,106	24,418

Total shareholders’ equity	82,511	86,401

TOTAL	$113,648	$125,564

SNB BANCSHARES, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
	2005	2004	2003
		(In thousands)
INTEREST INCOME:
Securities	$82	$67	$47
Dividend income	—	1,497	1,600

Total interest income	82	1,564	1,647

INTEREST EXPENSE:
Other borrowings	2,706	2,195	1,609

Total interest expense	2,706	2,195	1,609

NET INTEREST (LOSS) INCOME	(2,624)	(631)	38
NONINTEREST EXPENSE:
Salaries and employee benefits	432	371	264
Net occupancy expense	72	63	46
Other	757	291	114

Total noninterest expense	1,261	725	424

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF SUBSIDIARY	(4,747)	6,333	3,128

EARNINGS (LOSS) BEFORE INCOME TAXES	(8,632)	4,977	2,742
PROVISION (BENEFIT) FOR INCOME TAXES	(1,320)	(970)	(675)

NET EARNINGS (LOSS)	$(7,312)	$5,947	$3,417

SNB BANCSHARES, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$(7,312)	$5,947	$3,417
Equity in undistributed earnings of subsidiaries	4,747	(6,333)	(3,128)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Decrease (increase) in accrued interest receivable	20	(1)	(3)
Decrease (increase) in other assets	(271)	205	(440)
Increase (decrease) in accrued interest payable	(663)	25	100
Increase (decrease) in other liabilities	(43)	55	—

Net cash used in operating activities	(3,522)	(102)	(54)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities	222	—	—

Net cash provided by investing activities	222	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in other borrowings	—	—	(7,080)
Capital contribution to subsidiaries	—	(35,000)	(23,735)
Issuance of junior subordinated debentures	—	—	30,930
Repayment of junior subordinated debentures	(7,320)	—	—
Proceeds from sale of common stock	16	52,254	—

Net cash provided by (used in) financing activities	(7,304)	17,254	115

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,604)	17,152	61
CASH AND EQUIVALENTS — Beginning of year	17,369	217	156

CASH AND EQUIVALENTS — End of period	$6,765	$17,369	$217

19. Subsequent Events (unaudited)
     As announced on November 16, 2005, Prosperity Bancshares, Inc. (NASDAQ: PRSP) (“Prosperity”) and the Company signed a definitive agreement providing for Prosperity to acquire the Company and the Bank. Under the terms of the agreement, at the effective time, the Company will be merged into Prosperity and each outstanding share of the Company’s common stock and Class B stock will be converted into the right to receive 0.3577 shares of Prosperity common stock plus $7.50 in cash, subject to adjustment under certain circumstances as set forth in the merger agreement. Following the merger, the Bank will be merged into Prosperity Bank.
     The merger has been approved by the Boards of Directors of both companies and is expected to be consummated during the second quarter of 2006, although delays could occur. The merger and the bank merger have been approved by the required regulatory authorities. The transaction is subject to certain conditions, including the approval by our shareholders.
     Effective March 10, 2006, utilizing the services of a third party broker, the Company finalized the sale of approximately $54.5 million in loans held for sale, resulting in sales proceeds that approximated the carrying values of these loans held for sale as recorded in the consolidated financial statements as of December 31, 2005. These loans had previously been transferred from loans held for investment to loans held for sale. This transfer resulted in approximately $10.6 million in charge-offs to our allowance for loan losses account and a provision for loan losses for the year ended December 31, 2005 of $10.4 million before tax, both of which are reflected in the consolidated financial statements as of and for the year ended December 31, 2005.

INDEX TO EXHIBITS

Exhibit
Number(1)	Description
2.1	Agreement and Plan of Reorganization dated as of November 16, 2005 by and between Prosperity Bancshares, Inc. and the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s current Report on Form 8-K filed November 17, 2005).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

4.1	Specimen Certificate Representing Shares of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.1†	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.2†	Employment Agreement between the Company and Harvey E. Zinn (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.3†	Employment Agreement between the Company and Daniel S. Agnew(incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

10.4†	Employment Agreement between the Company and R. Darrell Brewer (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

21.1	Subsidiaries of the Company (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-116366)).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

†	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.